Form 10-Q
period 1996-09-30
FILM ROMAN INC
filed 1996-11-14
CIK 1013236

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM  _____________ TO _____________

                        COMMISSION FILE NUMBER 000-29642

                                FILM ROMAN, INC.
               (Exact name of registrant as specified in charter)

               DELAWARE                                 95-4585357
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification Number)

  12020 CHANDLER BOULEVARD, SUITE 200
     NORTH HOLLYWOOD, CALIFORNIA                           91607
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (818) 761-2544


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [ ] NO [X].

                  APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of November 13, 1996, 8,446,690 shares of common stock, par value $.01 per share, and were outstanding.

===============================================================================

                               TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   3

            Balance Sheets as of December 31, 1995 and September 30,
             1996 (unaudited)..............................................   3

            Statements of Operations for the Three and Nine Months Ended
             September 30, 1995 and September 30, 1996 (unaudited).........   4

            Statements of Cash Flows for the Nine Months Ended
             September 30, 1995 and September 30, 1996 (unaudited).........   5

            Notes to Financial Statements..................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   8


                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  12

Item 6.   Exhibits and Reports on Form 8-K.................................  12


Signatures................................................................. S-1


                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                                 BALANCE SHEETS

                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    1995             1996
                                                                                -------------   --------------
                                                                                                 (UNAUDITED)
ASSETS

Cash and cash equivalents                                                        $ 5,176,090      $ 3,403,895
Accounts receivable                                                                  430,184          677,539
Film costs, net of accumulated amortization of $118,316,120 (1995)
  and $141,488,303 (1996)                                                         12,379,146       27,819,482
Property and equipment, net of accumulated depreciation and amortization
  of $549,028 (1995) and $725,941 (1996)                                             336,875          831,156
Refundable income taxes                                                              487,500          155,000
Deposits and other assets                                                            140,583          742,732
                                                                                 -----------      -----------

               Total Assets                                                      $18,950,378      $33,629,804
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                                 $   508,433      $ 3,153,135
Accrued expenses                                                                     682,183        1,482,197
Dividends payable                                                                    650,000        1,820,000
Debt                                                                               1,737,145        1,230,000
Deferred revenue                                                                   6,791,779       19,160,717
                                                                                 -----------      -----------

       Total liabilities                                                          10,369,540       26,846,049

Class A Redeemable Preferred Stock, $.01 par value, 1,200,000 shares
  authorized, issued and outstanding, $12,000,000 liquidation preference           6,748,788        7,474,400

Stockholder's equity (deficiency)
       Class B Convertible Preferred stock, $.01 par value, 750,000 shares authorized, issued and outstanding, $7,500,000 liquidation
         preference                                                                      300              300


       Common stock, no par value, 10,000,000 shares authorized,
         1,713,000 shares issued and outstanding in 1995 and 1996                        700              700

       Additional paid-in capital                                                  4,716,656        4,941,656

       Accumulated deficit                                                        (2,885,606)      (5,633,301)
                                                                                 -----------      -----------

              Total stockholder's equity (deficiency)                              1,832,050         (690,645)
                                                                                 -----------      -----------

              Total liabilities and stockholder's equity (deficiency)            $18,950,378      $33,629,804
                                                                                 ===========      ===========


                            See accompanying notes.

                                FILM ROMAN, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                   ---------------------------     ---------------------------
                                       1995            1996            1995            1996
                                   -----------     -----------     -----------     -----------
Revenue                            $ 7,552,898     $11,108,312     $20,911,652     $24,824,010
Cost of Revenue                      7,578,225      10,245,746      20,191,137      23,172,800
Selling, general and
 administrative expenses               902,163       1,002,187       2,080,494       2,596,659
                                   -----------     -----------     -----------     -----------

Operating loss                        (927,490)       (139,621)     (1,359,979)       (945,449)
Interest income                         39,971          39,618          40,069         136,041
Interest expense                       (16,158)         (8,279)        (42,643)        (41,045)
                                   -----------     -----------     -----------     -----------
Loss before provision for
 income taxes                         (903,677)       (108,282)     (1,362,553)       (850,453)
Provision for income taxes                  --              --              --              --
                                   -----------     -----------     -----------     -----------
Net loss                           $  (903,677)    $  (108,282)    $(1,362,553)    $  (850,453)
                                   ===========     ===========     ===========     ===========

Net loss                           $  (903,677)    $  (108,282)    $(1,362,553)    $  (850,453)
Accretion of the difference
 between the carrying value
 and the liquidation value of
 the Class A Redeemable
 Preferred Stock                      (242,415)       (242,415)       (242,415)       (727,245)
Class A Redeemable
 Preferred Stock Dividend             (160,000)       (240,000)       (160,000)       (720,000)
                                   -----------     -----------     -----------     -----------

Net loss attributable to
 common stock                      $(1,306,092)    $  (590,697)    $(1,764,968)    $(2,297,698)
                                   ===========     ===========     ===========     ===========

Net loss per share                 $     (0.34)    $     (0.15)    $     (0.46)    $     (0.60)
                                   ===========     ===========     ===========     ===========
Weighted average number of
 shares outstanding                  3,860,792       3,860,792       3,860,792       3,860,792
                                   ===========     ===========     ===========     ===========


                            See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1995            1996
                                                                                      ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                                              $ (1,362,553)   $   (850,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                               80,100         176,914
Amortization of film costs                                                              20,636,474      23,172,183
Compensation expense in connection with the issuance of                                    242,400               -
 common stock options to an employee
Issuance of New Warrants                                                                         -         225,000
Changes in operating assets and liabilities:
  Accounts receivable                                                                      197,180        (247,355)
  Film costs                                                                           (24,518,489)    (38,612,519)
  Refundable income taxes                                                                 (487,500)        332,500
  Deposits and other assets                                                                 43,129        (602,149)
  Accounts payable                                                                         818,515       2,644,702
  Accrued expenses                                                                        (311,640)        800,014
  Deferred revenue                                                                       2,352,876      12,368,938
                                                                                      ------------    ------------
    Net cash used in operating activities                                               (2,309,508)       (592,225)
INVESTING ACTIVITIES:
Additions to property and equipment                                                       (127,878)       (671,195)
                                                                                      ------------    ------------
Net cash used in investing activities                                                     (127,878)       (671,195)
FINANCING ACTIVITIES:
Proceeds from issuance of Class A Preferred Stock and                                   10,984,220          (1,628)
 Warrants, net of issuance costs
Borrowings under debt                                                                    3,756,826       4,660,000
Repayments on debt                                                                      (3,581,755)     (5,167,147)
Dividends declared and paid to common stockholder                                       (1,751,500)              -
                                                                                      ------------    ------------
Net cash provided by (used in) financing activities                                      9,407,791        (508,775)
Net increase (decrease) in cash                                                          6,970,405      (1,772,195)
                                                                                      ------------    ------------
Cash and cash equivalents at beginning of period                                           435,580       5,176,090
Cash and cash equivalents at end of period                                            $  7,405,985    $  3,403,895
                                                                                      ============    ============
Supplemental disclosure of cash flow information:                                     $     42,643    $     41,045
  Cash paid during the period for:                                                    ------------    ------------
    Interest

    Income taxes                                                                      $          -    $          -
                                                                                      ------------    ------------


Supplemental disclosure of non-cash financing activities:

For the nine months ended September 30, 1995 and 1996, the Company accrued dividends of $160,000 and $720,000, respectively, on the outstanding shares of its Class A Redeemable Preferred Stock and $100,000 and $450,000, respectively, on the outstanding shares of its Class B Convertible Preferred Stock. In addition, the Company recorded accretion of the difference between the carrying value and the liquidation value of $242,415 and $727,245, respectively, on the outstanding shares of its Class A Redeemable Preferred Stock.

                            See accompanying notes.

                                FILM ROMAN, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

          Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996 in order to hold all of the outstanding stock of Film Roman, Inc., a California corporation ("Film Roman California"), following a Reorganization as described in Note 2 below. The Company currently conducts all of its operations through its wholly owned subsidiary Film Roman California.
The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1995 and 1996 and the cash flows for the nine months ended September 30, 1995 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form S-1 registration statement (No. 333-03987) filed with the Securities and Exchange Commission.

(2) - REORGANIZATION AND INITIAL PUBLIC OFFERING

          On October 3, 1996, the Company effected a reorganization (the "Reorganization") pursuant to which (i) Film Roman California merged with and into a wholly owned subsidiary of the Company; (ii) each outstanding share of common stock of Film Roman California ("California Common Stock") was converted into 1.25 shares of common stock of the Company, $.01 par value ("Common Stock") (including shares of California Common Stock issued immediately prior to such merger upon the "cashless" exercise of certain warrants and upon conversion of all outstanding shares of Class B Convertible Preferred Stock); (iii) each outstanding share of Class A Redeemable Preferred Stock was converted into one share of redeemable preferred stock of the Company, $.01 par value ("Redeemable Preferred Stock"); (iv) all outstanding employee options and certain warrants for the purchase of Common Stock, pursuant to the anti-dilution provisions thereof, became options and warrants to purchase Common Stock (with options and warrants to purchase each share of California Common Stock becoming options and warrants to purchase 1.25 shares of Common Stock at 80% of the exercise price theretofore applicable); and (v) a warrant issued to the President of the Company for the purchase of 185,000 shares of California Common Stock was cancelled. As a result of the foregoing, Film Roman California became a wholly owned subsidiary of the Company, and the stockholders of Film Roman California became stockholders of the Company. The Reorganization was effected pursuant to an Plan of Reorganization Agreement dated as of May 15, 1996, as amended, by and among the Company, Film Roman California and the stockholders of Film Roman California.

          On October 4, 1996, the Company completed its initial public offering ("Offering") of 3,300,000 shares of its Common Stock. Of the 3,300,000 shares of Common Stock sold in the Offering, 3,275,364 shares were issued and sold by the Company and 24,636 shares were sold by certain stockholders of the Company. Net proceeds to the Company pursuant to the Offering totalled approximately $29.3 million, after deducting underwriting discounts and offering expenses payable by the Company.

          Immediately following the closing of the Offering, the Company redeemed for cash $7.5 million liquidation preference of Redeemable Preferred Stock. The shares of Redeemable Preferred Stock that were not redeemed for cash were redeemed for Common Stock (at a redemption price of 1.3072 shares of

Common Stock for each share of Redeemable Preferred Stock) and, as a result, 586,690 shares of Common Stock were issued upon such redemption on October 30, 1996.

(3) - NET LOSS PER COMMON SHARE

          The per share data is based on the weighted average number of common and common equivalent shares outstanding during the period and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the three and nine months ended September 30, 1996, the net loss per Common Share gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $242,415 and $727,245, respectively, and to the accrual of dividends of 240,000 and $720,000, respectively, on the Class A Redeemable Preferred Stock.

          For the three and nine months ended September 30, 1995, the net loss per Common Share gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $242,415 and to dividends of $160,000 on the Class A Redeemable Preferred Stock.

          The per share data does not give effect to the Reorganization or the shares issued in the Offering as such events occurred subsequent to September 30, 1996.

(4) - FILM COSTS

          The components of unamortized film costs consist of the following:

                                              AS OF DECEMBER 30,   AS OF SEPTEMBER 30,
                                                     1995            1996 (UNAUDITED)
                                              ------------------   -------------------
Animated film productions released,               $ 5,391,275          $ 4,656,502
     less amortization
Animated film productions in process                6,253,597           22,004,121
Animated film productions in development              734,274            1,158,859
                                                  -----------          -----------
                                                  $12,379,146          $27,819,482
                                                  ===========          ===========

(5)  1996 COMMITMENT

          In September 1996, Film Roman California secured a commitment (the "Commitment") from certain of its existing stockholders to purchase up to $3.0 million of its 12% Senior Secured Notes due December 20, 1996 ("Senior Notes"). No Senior Notes have been or will be issued. As consideration for the receipt of the Commitment, Film Roman California issued certain warrants which, in connection with the Reorganization and pursuant to the anti-dilution provisions thereof, became warrants for the purchase of 72,066 shares of Common Stock at an exercise price of $7.00 per share. The New Warrants are exercisable beginning September 1997 and expire in September 2001. The New Warrants will be immediately exercisable upon a merger or consolidation involving the Company (other than the Reorganization) or in the event of a sale of all or substantially all of the assets of the Company. During the three months ended September 30, 1996, the Company recorded an expense of $225,000 relating to the issuance of the New Warrants and transactions costs associated with the Commitment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements contained herein as a result of the risk factors set forth in the Company's prospectus dated September 30, 1996 and as a result of other factors.


GENERAL

          Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996 in order to hold all of the outstanding capital stock of Film Roman, Inc., a California corporation ("Film Roman California"). On October 3, 1996, the Reorganization was effected pursuant to which Film Roman California became a wholly owned subsidiary of the Company. See Note 2 to Notes to Financial Statements.

          The Company creates, develops, produces and distributes high quality, family-oriented animated television programming. Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. Increasingly, the Company is producing programming for which it controls the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights).

          The Company produces a limited number of television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. In addition, the Company has recently begun to expand its internal creative development of proprietary characters and program concepts by establishing an international distribution division and a licensing and merchandising division to support the exploitation of its proprietary rights. As a result of these new initiatives, the Company has incurred additional overhead and other costs which has depressed operating results. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

1996 PRODUCTION

          The Company is currently producing 161 episodes of programming to be aired during the 1996-97 broadcast season. The Company estimates that approximately 120 of such episodes will be produced and delivered to broadcasters in 1996. The approximately 120 episodes that the Company expects to produce and deliver in 1996 represent an increase of 47 episodes (or 64%) from the number of episodes produced and delivered in 1995. Approximately 42% of these episodes are proprietary productions for which the Company expects to recognize revenues over a period of years (unlike fee-for-services productions, for which all or most revenues are recognized upon delivery). In addition, the Company has commenced production of 13 episodes of Blues Brothers: The Animated Series which are scheduled to be aired during the 1997-98 broadcast season.

REVENUE AND COST RECOGNITION

          The Company follows FASB 53 for accounting practices related to revenue recognition and amortization of production costs for its fee-for-services and proprietary programming.

          Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished episode has been delivered to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue ($19.2 million at September 30, 1996).

          Broadcasters typically make most of their annual programming commitments in the first and second quarters so that programs will be ready for broadcast in the third and fourth quarters of the same year. As a result, the Company's revenues are concentrated in the third and fourth quarters.

          All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest are capitalized as film costs. At September 30, 1996, the Company's capitalized film costs balance was $27.8 million. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized. Due to the inherent uncertainties of forecasting both total revenue and total expense, at any time one or the other can be overstated or understated, resulting in potential adjustments to the financial statements, including losses.

          The Company's cash flows are not necessarily related to revenue recognition and amortization of production costs. Cash is received and costs are incurred (and paid) throughout the year. In the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeds cash generated by operations as completed shows are delivered to broadcasters.

OVERHEAD ALLOCATION

          Overhead is allocated to particular productions on the basis of the total allocable overhead times the ratio of direct production costs incurred on a program to total production costs incurred during the period. Total allocable overhead is determined on the basis of management's estimates of the percentage of overhead costs which can be attributed to the productions in progress during the period.

INCOME TAXES

          Prior to August 4, 1995, the Company was an S Corporation subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the net income of the Company, for federal (and some state) income tax purposes, was reported by and taxed directly to the Company's sole stockholder, rather than the Company. The Company's S Corporation status terminated on August 4, 1995 and the Company became a C Corporation subject to corporate taxation. No provision for income taxes has been recorded by the Company since August 4, 1995, as the Company has only recorded losses since that date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

          Total revenue increased by 46%, or $3.5 million, to $11.1 million for the three months ended September 30, 1996 from $7.6 million for the comparable period in the prior year. The Company produced and delivered 7 "proprietary" episodes during the three months ended September 30, 1996, as compared to three episodes in the comparable period for 1995, resulting in a $1.2 million increase in total revenue. The Company delivered 25 "fee-for-services" episodes during the three months ended September 30, 1996, compared with 17 episodes in the comparable period in 1995. Fee-for-services revenue increased 35% or $2.0 million for the period. Other revenue increased by $0.3 million primarily due to a $0.5 increase in revenues generated by the interactive division and partially offset by a $0.2 decrease in ancillary revenue.

          Total cost of revenue increased by 34%, or $2.6 million, to $10.2 million for the three months ended September 30, 1996 from $7.6 million for the three months ended September 30, 1995. Total cost of revenue, as a percentage of sales, decreased to 92% for the three months ended September 30, 1996, from 100% in the comparable period in 1995. This decrease was primarily a result of the higher margins earned on proprietary programming as well as improved margins on fee-for-services programming.

          Operating loss was $0.1 million for the three months ended September 30, 1996, as compared to a loss of $0.9 million for the three months ended September 30, 1995.

          Total selling, general and administrative expenses increased by $0.1 million to $1.0 million for the three months ended September 30, 1996 from $0.9 million for the three months ended September 30, 1995, primarily due to costs incurred of $0.2 million in connection with the issuance of the New Warrants pursuant to the Commitment.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

          Total revenue increased by 19%, or $3.9 million, to $24.8 million for the nine months ended September 30, 1996 from $20.9 million for the comparable period in the prior year. The Company recognized an additional $2.1 million of revenue during the current period in connection with proprietary episodes initially produced and delivered in prior periods with no comparable source of such revenue for the nine months ended September 30, 1995. The Company produced and delivered 10 proprietary episodes in the nine months ended September 30, 1996, as compared to 3 episodes in the comparable period for 1995, resulting in a $1.8 million increase in revenue. While the Company delivered a similar amount of fee-for-services episodes during the current period as compared to the same period in the prior year, revenue decreased $2.1 million primarily due to a change in the mix of episodes delivered. The Company delivered more episodes for Saturday morning programming but fewer prime-time episodes which command significantly higher fees per episode. Other revenue, primarily generated from the production of interactive products, commercials and specials, increased by $2.1 million.

          Total cost of revenue increased by 15%, or $3.0 million, to $23.2 million for the nine months ended September 30, 1996 from $20.2 million for the nine months ended September 30, 1995. Cost of revenue, as a percentage of sales, decreased to 94% for the nine months ended September 30, 1996 from 97% for the nine months ended September 30, 1995. The decrease was primarily a result of the higher margins earned on proprietary episodes, as well as improved margins on fee-for-services programming.

          Operating loss decreased $0.5 million to $0.9 million for the nine months ended September 30, 1996, as compared to a $1.4 million operating loss for the nine months ended September 30, 1995.

          Total selling, general and administrative expenses increased by 24% to $2.6 million for the nine months ended September 30, 1996 from $2.1 million for the nine months ended September 30, 1995, primarily relating to overhead costs for the interactive division ($0.2 million) which was established in late 1995 and the costs incurred in connection with the issuance of the New Warrants ($0.2 million).


LIQUIDITY AND CAPITAL RESOURCES

          As the Company endeavors to develop and produce more proprietary programs, retain more of the proprietary rights thereto, and increase its presence in the licensing and merchandising and international distribution markets, greater capital resources will be required. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution.

          For the nine months ended September 30, 1996, net cash used in operating activities was $0.6 million due to use of cash in connection with film production activities offset by an increase in deferred revenue and fluctuations in other operating assets and liabilities. For the nine months ended September 30, 1996, net cash used for investing activities was $0.7 due to additions to property and equipment. Net cash used in financing activities for the first nine months of 1996 was $0.5 million due primarily to the repayment of debt.

          On October 4, 1996, the Company completed its Offering of 3,300,000 shares of its Common Stock. Of the 3,300,000 shares of Common Stock sold in the Offering, 3,275,364 shares were issued and sold by the Company and 24,636 shares were sold by certain stockholders of the Company. Net proceeds to the Company pursuant to the Offering totalled approximately $29.3 million, after deducting underwriting discounts and offering expenses payable by the Company. Approximately $9.3 million of such proceeds were used to pay accrued and unpaid dividends on the Redeemable Preferred Stock and Class B Convertible Preferred Stock and to redeem $7.5 million liquidation preference of the Redeemable Preferred Stock.

          The Company has a $1.2 million revolving credit facility (the "Revolving Credit Facility") with a bank. Borrowings under the Revolving Credit Facility accrue interest at a variable rate and are due and payable on demand. The obligations under the Revolving Credit Facility are secured by various assets of the Company and are guaranteed by the Company's President and Chief Executive Officer. At September 30, 1996, $1.2 million had been drawn upon the Revolving Credit Facility.

          The Company is seeking to obtain a new bank facility in the principal amount of approximately $5.0 million. There can be no assurance that it will be able to obtain a new bank facility on terms that are satisfactory to the Company. Management believes that, the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year, whether or not the Company enters into a new bank facility.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     11   Statement regarding computation of earnings per share.

     27   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 1996


                       FILM ROMAN, INC.


                       By: /s/ Phil Roman
                           --------------
                           Phil Roman
                           President, Chief Executive Officer and Director


                       By: /s/ Greg Arsenault
                           ------------------
                           Greg Arsenault
                           Senior Vice President - Finance and Administration