Form 10-K
period 1996-12-31
FILM ROMAN INC
filed 1997-03-31
CIK 1013236

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

              Securities registered pursuant to 12(b) of the Act:
                                     NONE

              Securities registered pursuant to 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1997, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $6,549,400 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [ X ] NO [ ].

     As of March 24, 1997, 8,449,690 shares of Common Stock, par value $.01 per share, were outstanding.

     The Exhibit Index appears on page S-2.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference to Items 11, 12 and 13 of Part III.
================================================================================

                                     PART I

ITEM 1.        BUSINESS

OVERVIEW

  Film Roman, Inc. ("Film Roman" or the "Company") creates, develops, produces and distributes high quality, family-oriented animated television programming. Since the Company was founded by Phil Roman in 1984, it has become a leading independent animation studio in North America by producing more animated series for broadcast on the major networks of ABC, CBS, FOX and the USA Network during the 1996-97 television season than any other independent animation studio. The Company produced a total of 10 animated series for the 1996-97 season (Bobby's World, King of the Hill, The Mask (CBS), The Mask (syndication), Richie Rich, The Simpsons, BRUNO the Kid, C-Bear & Jamal, Felix the Cat and Mortal Kombat) and two specials (The Story of Santa Claus and The Magic Pearl), which are currently airing (or aired) on ABC, CBS, FOX or the USA Network, as well as in first-run syndication. Additional previously-produced Film Roman series that are currently airing during the 1996-97 television season include Garfield & Friends, Mighty Max, The Critic and Klutter. The Company has produced at least three series each season for the major networks since 1990 and, in so doing, has successfully competed against other independent studios, as well as the major studios which have financial and other resources greater than the Company.
While major studios have become more vertically integrated in recent years by combining distribution and production, the Company believes that it can compete effectively by leveraging its success and position as an independent animation studio into opportunities for growth and profitability.

  The Company believes that it has a reputation within the entertainment industry as a reliable producer of high quality animated programming, making it one of a select group of suppliers of animated programming to the Networks.
This reputation in the animation industry is critical because animated series are ordered for production without the benefit of a pilot episode. As a result, programmers rely to a significant degree on a studio's track record for producing high quality programming that is delivered on schedule and within budget. As of December 31, 1996, the Company had produced almost 600 episodes of animated programming, and will have produced in excess of that amount at the conclusion of the 1996-97 broadcast season.

HISTORY

  Phil Roman began his animation career in 1955 at The Walt Disney Company as an assistant animator on Sleeping Beauty. Over the next 30 years, Mr. Roman worked at many of the major studios, including MGM Animation and Warner Bros. Cartoons, and was an animator on such productions as The Cat in the Hat, How the Grinch Stole Christmas, George of the Jungle, Popeye, Snoopy Come Home and Lord of the Rings. Mr. Roman also directed 13 Emmy-nominated Charlie Brown specials.

  From its inception in 1984, the Company quickly developed its reputation for producing quality animation with the production of the Emmy award-winning television special, Garfield In The Rough. Based upon the success of that and subsequent Garfield specials, the Company was engaged to produce a weekly half-hour Garfield series on CBS which, in its second season, was expanded to a weekly one-hour block. In 1989, the Company, together with comedian Howie Mandel, developed the concept for the series Bobby's World, which the Company produced on a "fee-for-services" basis for Fox Children's Network. Bobby's World, in its seventh season, continues to be a highly-rated program. As a result of the Company's strong record of producing high quality animated series, Gracie Films and Twentieth Television (a division of Twentieth Century Fox) approached Film Roman in 1991 to produce on a "fee-for-services" basis the successful Simpsons series, which had been previously produced by a competitor of the Company. At December 31, 1996, Film Roman had produced 105 episodes of The Simpsons and has committed to deliver approximately 41 additional episodes, including 22 for the 1997-98 season.

  Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. The Company is now also producing programming for which it controls certain proprietary rights, depending on the availability of such rights (including, for example, international distribution and licensing and merchandising rights). Through the retention and exploitation of these proprietary rights, the Company believes that it can earn an attractive return on its investment and, at the same time, build a library of characters and programs that will have lasting value. Four of the 10 series the Company produced for the 1996-97 television season are proprietary--Felix the Cat (CBS), C-Bear & Jamal (FOX), BRUNO the Kid (syndication) and Mortal Kombat (USA Network). The Blues Brothers, which began production for the 1997-98 season, but whose production is in hiatus, is also proprietary. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Development."

  The Company is a Delaware corporation with its principal executive offices located at 12020 Chandler Boulevard, Suite 200, North Hollywood, California 91607, and its telephone number is (818) 761-2544.

STRATEGY

  Film Roman's business strategy is to:

  . CREATE AND DEVELOP POPULAR CHARACTERS AND PROGRAMS. The Company seeks to create and develop popular characters and programs that will form the foundation of enduring character and program franchises. Because the Company was founded by an animator and has a corporate culture that emphasizes artistic integrity, the Company believes that it has consistently attracted some of the most creative artists and storytellers in the animation industry. The Company believes that popular characters and program concepts, when creatively developed and artistically produced, have substantial value in many areas of exploitation, such as international distribution, licensing and merchandising, feature film and interactive rights. Popular characters and programs also enhance the value of the Company's library and may provide opportunities for exploitation in the future as other means of exploitation emerge. With its track record of producing high quality, popular programs, the Company believes it has the capacity to create successful character and program franchises.

  . INCREASE PRODUCTION OF PROPRIETARY PROGRAMMING. The Company intends to continue increasing the amount of programming it produces for which it owns or controls licensing and/or distribution rights ("proprietary" programming) while maintaining a base of "fee-for-services" programming. The Company believes that its profits can be enhanced by retaining the proprietary rights to its characters and programs because the Company can better exploit these rights due to its superior understanding of its properties. The Company can also optimize its investment in each of its character and program franchises by coordinating all licensing, merchandising, international distribution and other activities in order to maximize the value of such franchises. Moreover, by controlling proprietary rights, the Company eliminates third party agency and distributor fees and, at the same time, may capture the profits such third parties would otherwise retain. As of December 31, 1996, the Company had produced 73 half-hour episodes and 12 one-hour episodes of proprietary programming.

  . EXPLOIT LICENSING AND MERCHANDISING RIGHTS. The Company intends to exploit the licensing and merchandising of its proprietary characters in order to generate revenue and to increase the popularity of its characters and programs. By licensing its proprietary characters to select manufacturers and distributors of consumer products such as toys, apparel, school supplies, housewares and books, the Company seeks to capture a portion of the growing licensing and merchandising market which features entertainment properties, such as animated characters. In 1996, this segment of the merchandising and licensing market had retail sales in the United States and Canada of approximately $16.7 billion. Through December 31, 1996, the Company derived no significant revenue from these activities.

  . CONTROL AND EXPAND INTERNATIONAL DISTRIBUTION. The Company intends to generate revenue from the distribution of its proprietary programming to the growing international market. The Company's programs are currently broadcast in over 50 countries. Due in part to the growth in the number of international television outlets, the global demand for animated programming continues to expand. Recently, the Company has begun to distribute its proprietary programming internationally through its international division, rather than selling these international distribution rights to third parties. By retaining these rights, the Company seeks to earn distribution fees while ensuring that its international distribution rights are properly managed, thereby increasing the popularity of its characters and programming worldwide. For the years ended December 31, 1995 and 1996, the Company's international distribution activities generated revenues of $1.8 million and $7.2 million, respectively (or 5% and 15%, respectively, of total revenues for such periods).

  . PURSUE NEW BUSINESS OPPORTUNITIES WHILE MINIMIZING FINANCIAL RISK. The Company intends to pursue new business opportunities with the goal of minimizing the Company's financial risk yet allowing for significant upside. With the growth of new outlets and forms of entertainment, both domestically and internationally, Film Roman will continue to pursue new opportunities to exploit its characters as they arise. The Company intends to pursue new business opportunities beyond the production of animated television programming, particularly those which capitalize on the Company's proprietary rights. The Company intends to minimize the financial risk associated with such opportunities through various means, including the receipt by the Company of commitments from third parties to cover its direct costs of production prior to commencing production. Although the Company continuously explores new ideas and seeks new business opportunities outside animated television programming, the Company has no material obligations to produce new projects, except as described herein.

  . BUILD A LIBRARY. The Company intends to build a library of proprietary programs which can be licensed and relicensed in the growing television marketplace. The Company's ownership and control of distribution rights, coupled with the Company's enduring and popular characters, should provide permanent and increasing value for the Company's programming. The Company believes that, as the number of exhibition outlets grows domestically and internationally, its library will become increasingly valuable especially as the need to fill more time periods with repeat programming increases.

  There can be no assurance given that the Company will be successful in implementing this strategy. The discussion of the Company's strategy contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors described elsewhere in this
Report or other factors.   See "--Risks Related to the Business."

ANIMATION INDUSTRY OVERVIEW

  Animation has been a major entertainment medium for decades. Since cartoon characters appear the same dubbed in any language, animation easily crosses national and language barriers. In addition, animation generally does not become "dated" as does live-action programming, allowing an animated series to be enjoyed by each new generation of children.

  Children are the primary target market for animated television programming. Nielsen data indicate that children aged two to eleven are the nation's heaviest consumers of television, watching an average of almost 22 hours each week. Growth in advertising spending targeted at children and the expansion in the number of television channels dedicated to children's programming around the world have caused an increase in the demand for animated television programming.

  Animated programming has expanded beyond the traditional Saturday morning line-up. Monday through Friday mornings and afternoons now attract an even greater number of young viewers than Saturday morning. There are many programming blocks targeted toward children, including "The Disney Afternoon," Fox Children's Network and WB Kids. In addition, many first-run syndicators provide programming blocks of animation Monday through Friday and on Sunday mornings. Furthermore, programming successes such as The Simpsons and Beavis & Butthead, and more recently King of the Hill, demonstrate that animation also appeals to adults.

  Increases in cable and satellite channels worldwide and the privatization, new entry and expansion in the international broadcast, satellite and cable industry are providing additional opportunities for growth for animation companies, especially those companies which own and distribute their own programs.

  But it can also be said that these increases in the number of channels and broadcasters worldwide, especially here in the U.S. has caused increased competition among broadcasters. This competition has hurt some broadcasters who have been on the losing side of the competition. Some of the more successful and committed programmers have grown. In this climate access to distribution has emerged as a more limiting factor and a key to almost any success.

 U.S. TELEVISION

  Networks. The United States network television market is the most valuable market to producers of animated programming. In the past networks have generally reached the largest audiences and paid the highest license fees, enabling a producer to finance a more significant portion of its production costs through network license fees than if a program was licensed to a cable network or first-run syndicator. Weekend morning children's programming now airs on ABC, CBS, FOX, UPN and WB (the "Networks"). In addition, FOX and WB broadcast animated programming for young audiences during weekday mornings and afternoons. NBC has not broadcast children's programming, including animation, since 1992.

  Syndication. Syndication provides an important first-run, as well as repeat, broadcast market for animated programs. Traditionally, syndication has been populated by programs that support merchandise and whose characters are featured in toy lines, apparel and other consumer products. In the 1996-97 season, syndicators such as Buena Vista Television Distribution, Saban Entertainment, Bohbot Entertainment and Claster Television are distributing some of the top-rated childrens programs, both Monday through Friday and on Saturdays and Sundays.

  Cable and Direct Broadcast Satellite ("DBS"). Cable and DBS are increasing their audience share among children. The growth in the number of cable channels and the development of DBS provides additional outlets for animated programming. The cable channels which currently broadcast animated programs include Nickelodeon, USA Network, The Disney Channel, The Cartoon Network, The Comedy Channel, The Family Channel, HBO, Showtime and MTV. Disney recently announced that it will be launching an all-kids programming cable channel called ABZ and Fox Kids Network recently announced a similar intention. Recent increases in the penetration and viewership for Turner-Warners Cartoon Network may indicate that this avenue of distribution/exhibition will continue to grow as an important outlet for animated programming. Notwithstanding potential growth in the animated programming industry, other factors exert contrary pressures on the number of slots available for animated programming and the Company believes that there will be fewer slots available for such programming in the 1997-98 season than currently. See "--Risks Related to the Business -- Limited Number of Time Slots for Children's and Animated Television Programming; Impact of FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances"; "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings."

  INTERNATIONAL TELEVISION

  The growth in the number of international television outlets has created additional global demand for animated programming. The privatization of the international television industry has encouraged a ratings/revenue-oriented focus among international broadcasters, thereby increasing the demand for high-quality television entertainment. Animated programs produced in the United States have enjoyed wide acceptance internationally. In addition, the international market has experienced an increase in the number of cable and satellite programming services. These added programming services have created an opportunity for distributors, including the Company, to license simultaneously both traditional broadcast and satellite programming rights within the same territory. International television, cable, satellite and home video sales of an animated program produced in the United States can account for half or more of the revenue for a given program. Because the global demand has grown, it has created a need for and an opportunity to produce internationally created animated programs. U.S. producers work collaboratively with their international peers to develop and produce programs for initial run simultaneously throughout the world. It is also hoped that programs so produced may generate higher revenues outside the U.S. than programs produced solely by U.S. producers.

  LICENSING AND MERCHANDISING

  Due to the significant revenue that can be generated from licensing and merchandising television characters, producers and owners of animated characters seek to drive sales of toys and other licensed products through the production and distribution of programs featuring their characters. According to "The Licensing Letter" (a licensing and merchandising trade periodical that is published monthly), U.S. and Canadian retail sales of products derived from licensed entertainment/character properties were approximately $16.7 billion in 1996. Numerous programs (such as The Teenage Mutant Ninja Turtles, G.I. Joe, Power Rangers, Sonic the Hedgehog and Transformers) were initially produced in large part to support the sales of merchandise associated with these programs.

THE COMPANY'S TELEVISION PROGRAMMING

  At the commencement of the 1996-97 television season, Film Roman had 14 of its series of animated programming (including new and repeat programming) airing each week, as described below. The Company has completed production of substantially all the 159 new episodes listed in the table below.

                   FILM ROMAN ANIMATED TELEVISION PRODUCTION


                                             FILM ROMAN ANIMATED TELEVISION PRODUCTION
=================================================================================================================================
                           EPISODES IN                                          CURRENT
                           PRODUCTION                                        BROADCASTER(S)
                           FOR 1996-97         PROGRAM           YEARS      (AND SYNDICATOR,       PROGRAM
       SERIES               SEASON(1)         SCHEDULE(2)       ON AIR(3)    AS APPLICABLE)      DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------------
 "FEE-FOR-SERVICES PROGRAMMING":
---------------------------------------------------------------------------------------------------------------------------------
 Bobby's World                3                Mon.-Fri.          7             FOX             Emmy nominated series
                                                                                                starring Howie Mandel.
---------------------------------------------------------------------------------------------------------------------------------
 King of the Hill            13                Sunday             1             FOX             Prime-time series based on
                                                                                                characters created by Mike
                                                                                                Judge, creator of Beavis &
                                                                                                Butthead
----------------------------------------------------------------------------------------------------------------------------------
 The Mask                     9                Saturday           2             CBS

-------------------------------------------------------------------------------------------
 The Mask                    30                Mon.-Fri.          1             First-run       Based on the blockbuster
                                                                                Syndication     film starring Jim Carrey.
                                                                                (Bohbot)
----------------------------------------------------------------------------------------------------------------------------------
 Richie Rich                 13                Saturday           1             First-run       Cartoon shorts based on
                                                                                Syndication     Harvey Comics' classic
                                                                                (Claster)       character.
----------------------------------------------------------------------------------------------------------------------------------
 The Simpsons                24                Sunday             5/(4)/        FOX             Emmy award-winning series
                                                                                                starring Homer, Marge,
                              0                Mon.-Fri.          5/(4)/        Syndication     Bart, Lisa and Maggie
                                                                                (Twentieth      Simpson
                                                                                Television)
----------------------------------------------------------------------------------------------------------------------------------
 The Critic                   0                Schedule           2             Comedy Central  Highly acclaimed series
                                                varies                                           which originally aired on
                                                                                                ABC in prime-time
                                                                                                featuring the voice of Jon
                                                                                                Lovitz.
-----------------------------------------------------------------------------------------------------------------------------------

 Garfield & Friends           0               Mon.-Fri.           7            Cartoon Network  Emmy award-winning series
                                                                               and TBS          featuring that lazy, lasagna-
                                                                                                eating cat.
-----------------------------------------------------------------------------------------------------------------------------------

 Mighty Max                   0               Mon.-Fri.           3            USA Network      Based on Mattel's popular
                                                                                                children's toy line.
----------------------------------------------------------------------------------------------------------------------------------
 Klutter                      0               Mon.-Fri.           2            FOX              Cartoon comedy starring a
                                                                                                pile of clothes that comes to
                                                                                                life.
=================================================================================================================================

                        Table and footnotes to table continue on following page.

=================================================================================================================================
                           EPISODES IN                                        CURRENT
                           PRODUCTION                                        BROADCASTER(S)
                           FOR 1996-97         PROGRAM           YEARS      (AND SYNDICATOR,       PROGRAM
       SERIES               SEASON(1)         SCHEDULE(2)       ON AIR(3)    AS APPLICABLE)      DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------------
  "PROPRIETARY PROGRAMMING":
---------------------------------------------------------------------------------------------------------------------------------
  BRUNO the Kid               36            Mon.-Fri.             1        First-run              Features voice and persona of
                                                                           Syndication (Active    Bruce Willis as a 12-year old
                                                                           Entertainment)         spy.

  C-Bear & Jamal              10            Saturday              1/(5)/   FOX                    Features the voice of rap
                                                                                                  star Tone Loc as a street-
                                                                                                  wise teddy bear.

  Felix the Cat               8             Saturday              2        CBS                    Features the wonderful,
                                                                                                  wonderful cat popular with
                                                                                                  children and adults for
                                                                                                  decades.

  Mortal Kombat               13            Sunday                1        USA Network            Loosely based on the hit
                                                                                                  video game.
====================================================================================================================================

(1) Each episode runs for a half hour, except for the 13 Richie Rich cartoons which run for seven minutes each.
(2) The program schedule does not include the Company's two specials The Magic Pearl and The Story of Santa Claus.
(3) Number of seasons for which new episodes were/are being produced, including production for the 1996-97 season. The 1996-97 broadcast season began around the second week of September 1996 and will end around the second week of September 1997.
(4) The Simpsons has been produced by the Company for five seasons and has run in syndication for two seasons.
(5) Three additional episodes were produced for broadcast during the 1995-96 season.

  During the 1996-97 season, the Company also began production (now in hiatus) of 13 episodes of Blues Brothers: The Animated Series (based on the Dan Aykroyd and John Belushi characters). In addition, the Company is currently scheduled to produce for FOX 26 new episodes of The Simpsons, 20 new episodes of King of the Hill and 10 new episodes of Bobby's World for the 1997-98 season. As of the date of this Report, the Company has not entered into any commitments to produce any new episodes of The Mask, Richie Rich, BRUNO the Kid, C-Bear & Jamal, Felix the Cat or Mortal Kombat for the 1997-98 season, although the 13 previously-produced episodes of C-Bear & Jamal are currently scheduled to air on FOX during the 1997-98 season.

PRINCIPAL ELEMENTS OF THE COMPANY'S BUSINESS

  The Company's business of creating, developing, producing and distributing high quality, family-oriented animated television programming, together with the exploitation of any proprietary rights controlled by the Company, is described in the sections below and includes: (i) acquiring, creating and developing programming properties; (ii) funding the production of proprietary programming;
(iii) producing its programs; (iv) distributing its programming domestically and internationally; (v) licensing and merchandising the rights to its proprietary programs; (vi) producing feature films; (vii) developing and licensing distribution rights to interactive software products; and (viii) building a library.

  ACQUISITION, CREATION AND DEVELOPMENT OF PROGRAMMING

  The Company pursues ideas and properties it believes feature unique and popular characters with broad appeal. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the industry, many creators, rightsholders and even broadcasters bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing character, such as Felix the Cat, develop internally a new character based on an existing persona or consumer product, such as C-Bear & Jamal and Mighty Max, respectively, or create or acquire an entirely new idea or character.

  Once the Company has created a new property or acquired the rights to an existing property, the Company begins development by preparing a presentation to "pitch" the project to targeted domestic broadcasters (and, on some occasions, to international broadcasters and product licensees). These presentations generally consist of artwork featuring character designs and "set-ups" (characters in a story scene) and may also include a brief written description of the characters and sample storylines. If a broadcaster is interested in developing an idea further, it will acquire an exclusive option to order the production of episodes based upon the idea and will agree to reimburse the Company for a portion of the further development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the further stages of development and will have the right to approve the selection of writer, director and voice-over actors and the creation of a pilot script. The creation, acquisition and development of a new program normally occurs during a period of three to twelve months (usually averaging approximately six months).

  The Company currently has numerous projects in various stages of internal development, including Shamu and the Crew (both being developed with a division of Anheuser-Busch, owner of Sea World) and 21 (a project which is featured in a popular comic book series and for which the Company has secured a master toy license with Playmates Toys), which are in the early stages of development. The Company also has three properties in development which it expects would qualify as meeting the educational and informational needs of children aged 16 and under pursuant to the Federal Communication Commission's new regulations governing children's programming. These regulations may enhance the prospect that these programs will be produced and broadcast. Although the Company has many projects in development and is continuously considering new ideas, only a relatively small number of such projects will ultimately be produced.

  FUNDING PRODUCTION--PROPRIETARY PROGRAMMING

  Historically, the Company has produced programming almost exclusively on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $500,000 per episode and typically cover all direct production costs plus a profit margin.

  For its proprietary programming, the Company generally does not commence production unless the Company has obtained commitments to cover at least 50% of the Company's direct production costs through a combination of one or more of the following sources: (i) network, cable, syndication, or other license fees for audiovisual exploitation of the program in the United States, (ii) licensing of merchandising, home video, and international distribution and interactive rights, and (iii) strategic partners. For example, production costs for the Company's first two proprietary programs, Felix the Cat and C-Bear & Jamal, were substantially covered prior to production by a combination of domestic licensing commitments from the Networks and international distribution arrangements. With capital provided by a 1995 equity private placement, the Company was able to cover the balance of production costs without having to sell its other proprietary rights, including licensing and merchandising rights for C-Bear & Jamal. Through the retention and exploitation of these rights, the Company seeks to earn an attractive return on its investment while at the same time building a library of programming which will have lasting value. Although historically the Company produced almost all of its programming on a "fee-for-services" basis, as of December 31, 1996, the Company had delivered 73 half-hour episodes and 12 one-hour episodes of proprietary programming, substantially all of which aired during the 1996-97 television season.

  While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its remaining rights. Reasons the Company may not cover its costs include: (i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; or (iii) a licensee may not effectively market and distribute the Company's programming domestically or internationally. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the U.S. broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the U.S. for a sufficient period in order to meet these contractual conditions.

  Unlike television production of proprietary programming, the Company does not intend to commence production of an interactive or feature film projects unless substantially all of the direct costs of production are funded by a third party.

  ANIMATED TELEVISION PRODUCTION

  The Company generally commences production of a program during the first and second quarters of any year for delivery during the third quarter, and to a larger extent, the fourth quarter of that same year. The Company typically has seven to nine months to produce and deliver an order of 13 half-hour episodes (the number of episodes commonly ordered for the first year of a program). The first step of the Company's production process is the creation of the script. The Company selects a story editor to supervise the preparation of each episode's script by various freelance script writers. The artists depict the story and action in storyboards which provide a blueprint for the animation process. Voices and songs are recorded and the recordings are analyzed and timed so that the animation can be synchronized to the voice track. Based on the script and storyboard, the Company's artists create character designs, as well as key background drawings and paintings. These essential elements are assembled into a pre-production package for each episode which is then shipped to an overseas subcontractor. Subcontractors use the pre-production materials to perform most of the labor-intensive aspects of production. Most of these subcontractors are located in low-cost labor countries in the Far East, including South Korea, Taiwan, China and the Philippines. The subcontractor ships the negative and work print for each episode to Film Roman. The film is then taken through a post-production process which includes editing the picture and dialogue, transferring the filmed images to video tape, creating sound effects, composing and producing the musical score and mixing and synchronizing the sound to the picture. After the post production process, an episode is ready for delivery.

  DISTRIBUTION OF PROPRIETARY PROGRAMMING

     Domestic Television Distribution. Prior to commencing production of its proprietary programming, the Company generally licenses broadcast rights to a U.S. broadcaster. See "--Funding Production--Proprietary Programming." License fees paid by Networks and cable networks for the Company's proprietary programming can cover as much as 50% of the Company's direct production costs. In some cases, however, the license fees can be less than 20% of the Company's direct production costs. License fees paid by first-run syndicators for the Company's proprietary programming generally cover less than 50% of the Company's direct production costs, and, under certain circumstances, first-run syndicators pay no license fees. The Company may choose to enter into such a no-license-fee arrangement when it can share in a portion of the revenues generated from the sale of advertising aired by a syndicator during the broadcast of the Company's programming and when the Company has obtained financing to cover a portion of its direct production costs from sources other than the syndicator. If the Company's program is highly rated in syndication, the Company may earn more in revenues from advertisers (since those advertisers will often be willing to pay higher fees to have their commercials aired during the broadcast of the Company's program) than the Company would have earned in revenues from a license fee arrangement with a syndicator that does not require the syndicator to share advertising revenues with the Company. Conversely, however, if the Company's program is poorly rated in syndication, the Company will likely earn less in revenues than if it had negotiated to receive a license fee.

     The license agreement typically includes provisions governing the license fee, the term during which the program will be broadcast, the number of episodes and the territories in which the episodes will be broadcast. Upon the expiration of an initial broadcast license, the exhibition rights for the applicable program revert to the Company and are available for relicensing. In 1995, substantially all of the Company's revenue was generated from the domestic distribution of its programming to U.S. television broadcasters. In 1996, approximately 15% of the Company's revenue was generated from sale of licenses of proprietary programs to international broadcasters and/or distributors.

     International Distribution. In 1993, the Company began its transition to the production of proprietary programming with the establishment of its international division to capture the economic benefits of owning and controlling the international distribution rights to its proprietary programming. The Company believes that by owning and controlling the international distribution rights to its programming, it can not only generate significant revenue from the licensing of such programming, but also it can establish an international presence for the Company and its properties which should support its international licensing and merchandising efforts. Furthermore, a strong international division provides the Company with direct access to market information and feedback which will enable it to produce programs that are even more marketable on a worldwide basis. Since the establishment of its international distribution division, the Company has entered into audio-visual license arrangements with international broadcasters and distributors to exhibit and distribute certain of the Company's proprietary programming. The Company has also entered into a significant distribution and co-production agreement with TaurusFilm GmbH ("TaurusFilm"), a division of Kirch Group, a German media conglomerate. Under the terms of the agreement, TaurusFilm has an exclusive right to review Film Roman's proprietary programs in development and to license those programs for distribution in certain European territories prior to the Company providing any other entity with such an opportunity. Important features of this arrangement are: (i) TaurusFilm pays a license fee, ranging from $65,000 to $105,000 (depending on whether the program was first aired in first-run syndication or by a Network/cable network and depending on the number of European territories covered by the license), subject to an annual increase, during production of each program licensed under the agreement (which the Company estimates will account for between one-third and two-thirds of the Company's total international audio-visual revenue derived from any such program); (ii) once TaurusFilm licenses a program, it is required to license all episodes of that program for all seasons of production; (iii) TaurusFilm is required to license at least five of the Company's proprietary programs produced for the 1995-96 through the 1997-98 broadcast seasons; and
(iv) the term of the license for each program is 22.5 years. The Company expects that its international distribution activities will increase as it produces more proprietary programming. For the years ended December 31, 1995 and 1996, the Company's international distribution activities generated revenues of $1.8 million and $7.2 million, respectively (or 5% and 15%, respectively, of total revenues for such periods).

     Home Video Distribution. The Company may also license to a home video distributor the rights to manufacture and distribute video cassettes and disks for a specified term and in a defined territory. The Company generally receives a non-refundable advance to be applied against royalties which may range from 8% to 25% of the wholesale selling price of a video cassette or disk. Although the Company expects that revenue from licensing its home video distribution rights may increase in the future, the Company derived only 2% of its total revenue from such licensing activities in 1996.

  LICENSING AND MERCHANDISING

  The Company's licensing and merchandising division seeks licensing and merchandising opportunities for characters and programs to which the Company retains proprietary rights. Controlling licensing and merchandising rights provides the Company the opportunity to earn revenue from the sale of products bearing the likeness of its proprietary characters and other distinctive features of a program. The Company also evaluates the licensing potential of characters the Company is considering for development, formulates a licensing strategy, and creates artwork depicting proposed licensed products and merchandise featuring its characters for use in soliciting prospective licensees, promotion partners and retailers. Although the Company incurs expenses to develop and establish a licensing campaign, the Company does not incur the cost or assume the risk associated with manufacturing, distributing and marketing the merchandise. The revenue derived from licensing and merchandising depends not only on the success, recognition and appeal of a character, but also on the quality and extent of the marketing efforts of the Company and its licensees. Sales of licensed products in turn promote the programs in which the Company's characters appear.

  Historically, under traditional "fee-for-services" arrangements, after developing and selling a program for United States broadcast, Film Roman has had to turn over control of its merchandising rights to those entities which financed the production of its programming. For example, even though Bobby's World was created by Film Roman, Twentieth Television acquired most of the proprietary rights, including the licensing and merchandising rights to such program.

  The Company expects that it will typically earn royalties between 5% and 12% of the wholesale revenue derived from the sale of licensed products. The Company has recently entered into licenses with manufacturers and distributors of various products related to its proprietary characters C-Bear and Jamal, including apparel and school supplies. Although the Company believes that these activities can have a significant impact on future earnings, prior to December 31, 1995, the Company derived no revenue from its licensing and merchandising activities, and for the year ended December 31, 1996, the Company derived no significant revenue from these activities.

  FEATURE FILMS

  In 1991 and 1992, the Company produced on a "fee-for-services" basis a feature film, Tom & Jerry: The Movie, which was released theatrically by Miramax Films. Although the Company has produced no other feature films, it is pursuing feature film opportunities. The Company, together with Universal Pictures/MCA and Dustin Hoffman's Punch Productions, is currently developing (on a fee-for-services basis) the feature film There Goes The Neighborhood, which is a project featuring a mixture of live-action and animation (similar to that of Who Framed Roger Rabbit?). Universal Pictures has agreed to pay for the development of a screenplay and the artwork for the project. No assurance can be given that There Goes the Neighborhood will be produced. If the feature film is produced, the Company will earn a fee for its services and may earn revenues from financial participations based upon the success of the film and the exploitation of the Company's rights. The Company currently has a number of feature film projects in early stages of internal development, primarily featuring the Company's proprietary characters. Although the Company is not currently producing any feature films (nor has the Company entered into any agreements to produce any such films), the Company intends to obtain financing for its feature films through strategic alliances with third parties, such as major motion picture studios, prior to the production of any such films. As a result, the Company may be unable to retain control of all or any of the licensing and merchandising rights associated with its feature films.

  INTERACTIVE PRODUCTS

  In 1995, Film Roman established an interactive division to produce high-quality interactive software products for consumer use. Such products may feature characters from the Company's programs or may introduce new characters which may become the basis for the development of future television series and marketed to broadcasters. By combining its creative and production talent with computer and software technology, the Company is focusing on existing and new market opportunities created by the popularity of dedicated game machines (such as those manufactured by Sony, Nintendo and Sega) and by wide-spread computer use by children and adults. The Company may be able to apply technology developed in connection with interactive products to the production of animated programming. The Company intends to license distribution rights for its interactive products to strategic partners who in turn will fund substantially all of the Company's direct costs of production. The Company recently ceased production of the interactive division's two game titles that were being produced for International Business Machines ("IBM") due to IBM's re-evaluation of its investments in the CD-ROM game segment in favor of the educational software segment for children and families. Nonetheless, the Company continues to pursue production relationships in the interactive area, particularly for the two titles that were previously in production. Prior to December 31, 1995, the Company derived no revenue from its interactive division, and for the year ended December 31, 1996, the Company earned $2.3 million in revenue from its interactive division.

  LIBRARY

  A library of proprietary programming can provide a future revenue stream as such programs are re-licensed for broadcast after the expiration of the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. The Company began building its library in 1993 with the production of Animated Classic Showcase, a restoration of existing classic Russian animation. The Company added to its library the proprietary programming it produced during the 1995-96 season, including three episodes of C-Bear & Jamal and 13 episodes of Felix the Cat. In addition, during the 1996-97 season, the Company added (or will add) to its library 10 episodes of C-Bear & Jamal, 8 episodes of Felix the Cat, 36 episodes of BRUNO the Kid and 13 episodes of Mortal Kombat. Revenues generated from the proprietary programs in the Company's library were $5.6 million (including $3.6 million from domestic television distribution) and $15.0 million (including $7.3 million from domestic television distribution) for the years ended December 31, 1995 and 1996, respectively. See "The Company's Television Programming."

  The Company has retained the proprietary rights set forth below associated with the programs in its library. The Company holds the proprietary rights associated with the Animated Classic Showcase for fifteen years, and holds most of the other proprietary rights for the programs listed in the table below in perpetuity, subject to the rights granted to its licensees. See "--The Company's Television Programming."

                                  Number of                                                    Licensing
          Series                  Episodes         Domestic             International             and
           Title                  Produced       Distribution           Distribution         Merchandising   Interactive
----------------------------   ---------------   ------------           -------------        -------------   -----------
                                                  TV    Home             TV     Home
                                                        Video                   Video
========================================================================================================================
Animated Classic Showcase      12 (x 1 hr.)       X       X             X          X               X               X
------------------------------------------------------------------------------------------------------------------------
Felix the Cat                  21 (x 1/2 hr.)     X       X             X          X                               X
------------------------------------------------------------------------------------------------------------------------
C-Bear & Jamal                 13 (x 1/2 hr.)     X       X             X          X               X               X
------------------------------------------------------------------------------------------------------------------------
BRUNO the Kid                  36 (x 1/2 hr.)     X       X             X          X               X               X
------------------------------------------------------------------------------------------------------------------------
Mortal Kombat                  13 (x 1/2 hr.)     X       X             X          X
========================================================================================================================

GOVERNMENT REGULATIONS

  The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules, effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks (ABC, CBS and NBC) to own (or to be owned by) a syndicated television programmer and to own financial interests in programming aired on their networks. The full impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been, and it is expected that there will continue to be an increase in in-house productions of television programming for the networks' own use and in the network programs in which a network holds a financial interest. The Company believes that this change has had a negative impact on the Company's business to the extent that the networks target children's programming.

  Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the implementing rules issued by the FCC. These rules, which were amended in August 1996 and became effective in part in January 1997 and will become effective in part in September 1997, strongly encourage broadcasters (through license renewal procedures) to offer at least three hours per week of regularly-scheduled programming specifically designed to serve the educational and informational needs of children aged 16 and under and identified as such. As a result, while the Company is not subject to the direct jurisdiction of the FCC, the content of the Company's programming may be affected by these rules in order for the Company to place programs on FCC-licensed stations. See "Risk Factors-- Limited Number of Time Slots for Children's and Animated Television Programming; Impact of New FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances."

  Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the follow-up rules issued by the FCC which require broadcasters to offer educational and informational programs to their viewers. As a result, while the Company is not subject to the direct jurisdiction of the FCC, the content of the Company's programming may be affected by these rules in order for the Company to place programs on FCC-licensed television stations. The Company may be subject to local content and quota requirements in the international markets, which effectively prohibit or limit access to particular markets. The Company also seeks to comply with self-regulatory rules relating to children's programming of the Children's Advertising Review Unit of The Council of Better Business Bureaus and of the national television networks by reviewing the proposed content of each property prior to acquisition and acquiring rights to and distributing only those properties for which there will be no material restrictions on exhibition to children.

TRADEMARKS

  The Company has applications pending with the United States Patent and Trademark Office to register several trademarks, including Film Roman, C-Bear & Jamal, King of the Hill and BRUNO the Kid. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Garfield, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat and Mighty Max.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 359 full-time employees and 4 part-time employees. The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Screen Actors Guild. The Company believes that its relations with its employees are good.

RISKS RELATED TO THE BUSINESS

  DEPENDENCE ON A LIMITED NUMBER OF TELEVISION PROGRAMS. The Company's revenue has historically been derived principally from the production of a relatively small number of television programs. The Simpsons, The Mask (syndication) and Felix the Cat accounted for approximately 29%, 16% and 11%, respectively, of the Company's total revenue for the year ended December 31, 1996. As audiences' tastes change frequently, there can be no assurance that broadcasters will continue to broadcast the Company's "proprietary" or "fee-for-services" programs or that the Company will continue to be engaged to produce the programs that it currently produces on a "fee-for-services" basis. While the Company continually endeavors to develop new programming, there can be no assurance that revenue from existing or future programming will replace a possible loss of revenue associated with the cancellation of any particular program.

  LIMITED NUMBER OF TIME SLOTS FOR CHILDREN'S AND ANIMATED TELEVISION PROGRAMMING; IMPACT OF FCC REGULATIONS REQUIRING EDUCATIONAL CONTENT PROGRAMMING; VERTICAL INTEGRATION AND STRATEGIC ALLIANCES. Film Roman competes for time slots with a variety of companies which produce animated or live-action television programming. The number of outlets available to producers of animated programming has expanded in the last decade due, in part, to growth in the number of broadcast and cable networks. However, the number of time slots currently allocated to children's and/or animated television programming remains limited (a "time slot" being a broadcast time period for a program that either airs five times per week (Monday through Friday) or once per week (usually on the weekend)). For the 1996-97 season, children's and/or animated programming occupied: (i) approximately 47 time slots each week on the Networks; (ii) approximately 24 time slots (excluding time slots primarily occupied by repeat programming) each week on cable networks, such as USA Network, Nickelodeon and HBO; and (iii) approximately 40 time slots in syndication, offered by such syndicators as Buena Vista Television Distribution, Saban Entertainment, New World Entertainment and Bohbot Entertainment. See "--Animation Industry Overview." For the 1996-97 television season, the Company's programming currently occupies six Network time slots, one cable time slot and three syndication time slots. The Company believes that there will be even fewer time slots available for animated programming during the 1997-98 season. See "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings." The Company's programming is currently scheduled to occupy four Network time slots during the 1997-98 season.

  Certain rules of the FCC adopted in August 1996 which became effective in part in January 1997 and will become effective in part in September 1997 may adversely affect the number of time slots available for the Company's animated productions. These regulations strongly encourage broadcasters (through license renewal procedures) to offer at least three hours per week of programming specifically designed to serve the educational and informational needs of children aged 16 and under, to identify each program as such, to schedule such programming weekly, and to offer such programming in 30-minute formats. While the full impact of the new regulations on aggregate demand for children's programming remains uncertain, it is possible that programming qualifying for the new FCC requirements will have a competitive advantage over non-qualifying programs, and that this could diminish the number of time slots available for the Company's existing programs, thus intensifying the strong competition for the remaining time slots. On the other hand, the Company has several properties in development which it expects will qualify under the new regulations and which it is seeking to produce for future seasons; the new regulations may enhance the prospect that these programs will be produced and broadcast. See "--Principal Elements of the Company's Business--Acquisition, Creation and Development of Programming;--Government Regulations"; "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings."

  Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. Film Roman has not entered into any such relationships. These relationships, coupled with the recent repeal of certain regulations of the FCC which had limited the ability of ABC, NBC and CBS to control certain rights in television programming, has resulted in broadcasters favoring the producers of animated programming with which they are affiliated, thereby reducing the number of time slots available for other producers. There can be no assurance that the number of time slots currently available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios such as the Company, will not decrease, or that the Company will compete successfully for available time slots.

  DECLINING VALUE OF LICENSE FEE AGREEMENTS AND INCREASING CONTROL OF PROPRIETARY RIGHTS BY BROADCASTERS. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with an increased number of available "time slots" for programming, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC have decreased. There continues to be intense competition for the time slots offered by the Networks, especially FOX, CBS and ABC. This trend has continued to depress license fees to a level which may make it difficult for financing certain proprietary programs. Moreover, broadcasters have recently begun to demand a greater percentage of the revenue generated from the exploitation of proprietary rights associated with the programs which they license, and may seek to control and exploit all of the proprietary rights associated with programs which they license. These industry-wide trends, should they continue, may have a significant adverse impact on the Company's business, results of operations and financial condition.

  POSSIBLE DECLINE IN DEMAND FOR CURRENT PROGRAMS AND UNCERTAINTY OF ACCEPTANCE OF NEW PROGRAMS; NEILSEN RATINGS. Substantially all of the Company's revenue has been derived from the production and distribution of animated television programs. Each production is an individual artistic work, and there can be no assurance that the Company will be able to continue to create entertaining episodes for its existing programs or new programs that appeal to broadcasters. Since a program's existing (or expected) Neilsen rating is one of the most significant factors that an advertiser considers in determining what it is willing to pay for commercial time during a program's broadcast, a program's existing (or expected) Neilsen rating is an important factor which a broadcaster considers in determining whether or not to license or renew a program. In addition, since producers of syndicated programs often receive payments from syndicators based on a share of the revenue derived from advertisers whose commercials air during a program's broadcast, Neilsen ratings can play an even greater role in determining what programs will be aired in syndication. As a result, the Company attempts to create, develop and produce programs that will perform well in the Neilsen ratings system. The Neilsen ratings associated with the Company's productions, as well as the ultimate commercial success of its productions, depend on a variety of factors, including audience reaction, competing programs, other forms of entertainment, and other factors beyond the Company's control. There can be no assurance that the Company's programs will obtain favorable Neilsen ratings or that broadcasters will license the rights to broadcast any of the Company's programs in development or will renew licenses to broadcast programs currently produced by the Company. The Company experienced low ratings on BRUNO the Kid which had a significant negative impact on the overall financial success of the series during the 1996-97 television season. While the Company's series C-Bear & Jamal performed well in the ratings, FOX nonetheless made the decision to move the program from its Saturday morning time slot to a Friday morning time slot for the 1997-98 broadcast season. Even if licenses to broadcast the Company's existing programming are renewed, the popularity of a particular program and its Neilsen rating may diminish. It is likely that a decrease in the popularity of the Company's programming will result in reduced revenue generated by the Company's licensing, merchandising, distribution and other activities associated with such programs.

  RECENT DEVELOPMENTS IN THE ANIMATION INDUSTRY; INCREASED COMPETITION AMONG BROADCASTERS OF ANIMATED PROGRAMMING FOR RATINGS. Due to the increase in both the number of broadcasters and the number of time slots devoted to children's programming, including animated programming, there has been a significant decline in the ratings of most programming offered by many broadcasters during the 1996-97 season. For example, recent industry articles have reported that CBS and WB are disappointed with the ratings being achieved by their 1996-97 programs, that UPN has obtained less-than-expected market share for its 1996-97 programs and that USA Network has not achieved ratings sufficient to generate profitable time slots for the animated programming that it airs. Moreover, the Company believes that its syndicated series, BRUNO the Kid, failed to achieve anticipated ratings levels, in part because it was placed in time slots which historically have not generated high ratings and in part because the program faced competition from other popular programming aired during the same time slots.

  The Company believes that CBS has not ordered any new animated series for production for the 1997-98 season because of the poor ratings performance achieved by its 1996-97 animated programs and because its new owner announced a mandate to shift the content of its children's programming to shows that are more educationally based. In addition, the Company believes that the lack of ratings performance and the increased competition among children's broadcasters lead UPN to announce that it would reduce its animation program schedule for 1997-98 and was the primary reason that USA Network did not order any new animated programs for the upcoming season. This reduction in the number of animation time slots for the 1997-98 season, and possibly for other future seasons, could have a material adverse effect on the Company's business, results of operation and financial condition.

  CONCENTRATION OF CUSTOMERS. Since the number of outlets for the Company's productions is limited, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 29%, 21% and 10% of its total revenue from its top three customers, Twentieth Television (a division of Twentieth Century Fox), Sunbow Productions and Fox Children's Network (an affiliate of Twentieth Century Fox), respectively, for year ended December 31, 1996. The loss of any one or more of these customers could have a material adverse effect on the Company's financial position and results of operations. No assurance can be given that the Company's existing programs will continue to be broadcast by its current customers or that broadcasters will be interested in the Company's new programs.

  RISKS RELATED TO EXPANSION OF PRODUCTION OF PROPRIETARY PROGRAMMING. Substantially all of the programming produced by the Company has historically been on a "fee-for-services" basis ("fee-for-services" programming), in which the Company does not own or control licensing or distribution rights, but may have profit participation rights based on a percentage of adjusted gross profits or net profits earned by the owners of such distribution rights. (For example, the Company has profit participation rights for The Critic, Garfield & Friends,

Mighty Max and Bobby's World). Fees paid to the Company for these production services typically cover all direct production costs plus a profit margin. The Company intends to produce programming for which it owns or controls licensing and/or distribution rights ("proprietary" programming). Such rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development ("proprietary rights"). While the Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to recover the balance of its production and overhead costs through the exploitation of its remaining rights. See "-- Funding Production--Proprietary Programming." Revenues derived from the Company's proprietary programming were $5.6 million and $15.0 million for the years ended December 31, 1995 and 1996, respectively. For example, the Company cannot predict with any certainty the ratings that will be achieved, and therefore the revenue derived from, the syndication of one of its proprietary programs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue and Cost Recognition." Since the Company has only recently begun to retain the proprietary rights associated with its animated programs, it has a limited history of operations and management experience related to the exploitation of such rights. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Development."

  BUDGET AND COST OVERRUNS. The Company reviews cost reports and updates its cost projections regularly. Although the Company has generally completed its productions within its budget, there can be no assurance that the actual production costs for its programming will remain within budget. Risks such as production delays, higher talent costs, increased subcontractor costs, political instability overseas, and other unanticipated events may substantially increase production costs and delay completion of the production of any one or more of the Company's programs.

  RISKS RELATED TO OVERESTIMATION OF REVENUE OR UNDERESTIMATION OF COSTS. The Company follows Financial Accounting Standards Board Statement No. 53, "Individual Film Forecast" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of unamortized costs for such program or film. No assurance can be given that these write-downs will not have a significant impact on the Company's results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Revenue and Cost Recognition," and "--Recent Development."

  SEASONALITY. Results of operations in any period depend on the Company's production and delivery schedule of television programs. Broadcasters typically make most of their annual programming commitments in the first and second quarters of any calendar year so that new programs will be ready for delivery in the third quarter and, to a greater extent, the fourth quarter of that year. Revenues from license and production agreements are typically recognized when the finished product has been delivered to and accepted by the customer. As a result of the production cycle, the Company's revenue is not recognized evenly throughout the year and a significant portion of such revenue is recognized in the fourth quarter. The Company's results of operations fluctuate materially from quarter to quarter and year to year and the results of any one period are not necessarily indicative of results for future periods. Cash flows also fluctuate and do not necessarily correlate with revenue recognition. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue and Cost Recognition."

  COMPETITION. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company faces intense competition from producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than the Company. Management believes that it faces competition with a variety of companies in three principal areas: (i) for the time slots for animated programming offered by broadcasters, (ii) for the acquisition of characters, story lines, plots and ideas and (iii) for the right to license and distribute its products throughout the United States and internationally.

     Creative Properties and Creative Personnel. Film Roman competes with other animation companies in the acquisition of characters, storylines, plots and ideas created by third parties. Such competition is generally on the basis of which animation company is perceived to be best able to create and develop a successful program from the initial idea or character. Film Roman also competes with other animation companies (including the film and television animation operations of major studios) for the animators, writers, producers and other creative personnel needed to successfully develop and produce animated programming. Management believes that it competes for creative properties and creative personnel with a variety of companies including The Walt Disney Company, Warner Bros., Hanna-Barbera, DIC, Klasky-Csupo, Marvel Entertainment, Saban Entertainment, Cinar Films, DreamWorks SKG, Nelvana, Universal Cartoon Studios, Sony Cartoon Studios and Hyperion Productions, many of which have greater financial resources to obtain creative properties and creative personnel.

     Licensing and Merchandising. An important element of the Company's strategy is to license the characters in its proprietary programs to merchandisers that produce and distribute a variety of products, ranging from toys to apparel, throughout the United States and internationally. As a result, the Company competes with other owners of creative content who seek to license their characters and properties to a limited number of manufacturers and distributors. In connection with the Company's recent initiatives to exploit the proprietary rights associated with its programming, it has entered into several licensing and merchandising agreements. However, for the year ended December 31, 1996, the Company derived no significant revenue from its licensing and merchandising activities. See "--Principal Elements of the Company's Business--Licensing and Merchandising."

  RISKS RELATED TO INTERNATIONAL SUB-CONTRACTING AND SALES

     Overseas Subcontractors. The Company, like other producers of animated programming, subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. With a growing number of animated feature films and animated television programs being produced in recent years, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees which may result in increased animated programming production costs incurred by the Company or the inability of the Company to contract with its preferred overseas studios.

     Many of the subcontractors used by the Company are located in South Korea and, to a lesser extent, Taiwan, the Philippines and China. Each of these areas has recently experienced some degree of political unrest or unusual military activity. The exacerbation of such conditions could cause significant disruptions in the delivery of animation products to the Company. In such event, the Company may be required to retain new subcontractors. No assurance can be given that different subcontracting arrangements will be as favorable to the Company as its current arrangements.

     International Sales. Approximately 5% and 15% of the Company's revenue for the years ended December 31, 1995 and 1996, respectively, were derived from licensing international distribution rights to the Company's proprietary programming, and the Company anticipates that revenue from these activities can grow substantially. The Company's ability to continue to expand its international business (as well as its ability to contract upon favorable terms with overseas studios) depends, in part, on the local economic conditions, currency fluctuations, local changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and cultural barriers. In addition, political instability in a foreign nation may adversely affect the ability of the Company to distribute its product in that country. As a result of the foregoing, as well as many other factors affecting domestic businesses, there can be no assurance that the Company's international operations will be profitable. See "--Principal Elements of the Company's Business--Distribution of Proprietary Programming--International Distribution."

  TECHNOLOGICAL CHANGES; POSSIBLE CHANGES IN PRODUCTION OF COMPANY'S PRODUCTS. The proliferation of new production technologies may change the manner in which the Company's programming is created and distributed. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cel animation, to create their animated programming. Although the Company utilizes computers in several stages of the animation production process, the Company does not currently contemplate making any significant expenditures for any new computer technology. The Company utilizes three-dimensional digital animation in the production of certain of its video games, and, to the extent that any three-dimensional digital animation is used in any of its animated programming, the Company expects that it will contract with third parties to produce such animation. No assurance can be given that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause the Company's current methods of producing animation to become less cost competitive or less appealing to its audiences. In addition, there can be no assurance that the Company will be able to adapt to such changes in a cost-effective manner.

  DEPENDENCE UPON KEY PERSONNEL. The Company's success depends to a significant extent upon the expertise and services of Phil Roman, the Company's President and Chief Executive Officer, and other key personnel, including William Schultz, its Executive Vice President. The loss of the services of Mr. Roman and/or other key management personnel could have an adverse effect upon the Company's business, results of operations and financial condition. The Company has entered into employment agreements with Messrs. Roman and Schultz and certain of its other key management personnel. In addition, the Company maintains $5.0 million and $2.0 million "key man" life insurance policies on Messrs. Roman and Schultz, respectively. There can be no assurance that the Company will be able to retain its existing management personnel. In addition, the Company's continued success is highly dependent on the artistic and production capabilities of its creative staff. The Company is currently a signatory to the Screen Actors Guild collective bargaining agreement and certain of the Company's voice-over actors are Screen Actors Guild members. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified personnel.

  CASUALTY RISKS. Substantially all of the Company's operations and personnel are located in its North Hollywood headquarters, resulting in vulnerability to fire or other local conditions, including the risk of seismic activity.

  LIMITED HISTORY OF TRADING ON NASDAQ NATIONAL MARKET; VOLATILITY OF STOCK PRICE. The Company's Common Stock began trading on the Nasdaq National Market on October 1, 1996. There can be no assurance that an active trading market in the Company's Common Stock will be maintained. The market price of the shares of Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of the Common Stock.

  FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans, anticipated production, revenue and expense trends and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this section, important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the animation industry or the economy in general, a reduction in the availability of time slots for animated programming, a further increase in the vertical integration of the production and distribution of animation and various other competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact be realized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 2.   PROPERTIES

  The Company conducts its operations through its 65,000 square foot studio and headquarters located in North Hollywood, California. These facilities are occupied pursuant to a lease that expires in August 1999 (and contains renewal options).

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ROMN." The following table sets forth the high and low closing sale price per share for the Common Stock for the quarter ending December 31, 1996.


                     1996                   High          Low
                --------------             -------       ------
                 4th Quarter               $10.125       $5.875

  On March 24, 1997, the closing sale price of the Common Stock on the Nasdaq National Market was $2.00 per share. At March 24, 1997, there were 30 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

  The Company has not paid dividends on its Common Stock since inception and does not anticipate paying dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in the business.

ITEM 6.   SELECTED FINANCIAL DATA

  The selected financial data set forth below as of December 31, 1994, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 are derived from the Company's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data presented below as of and for the year ended December 31, 1993 have been derived from the financial statements of the Company audited by Tanner, Mainstain & Hoffer. The selected financial data presented below as of and for the year ended December 31, 1992 are derived from the Company's unaudited financial statements. The unaudited financial statements from which such selected financial data are derived include all adjustments which management considers necessary for a fair presentation. The selected financial data presented below and under "Item 7. Management's Discussion and Analysis of Financial Condition and results of Operations" should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

                                                                YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------
                                     1992              1993             1994            1995           1996
                                     ----              ----             ----            ----           ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Revenue....................    $   21,943         $   27,867      $   36,201      $   34,341     $   49,698
  Expenses:
    Cost of revenue..........    $   20,716             25,675          33,190          33,156         50,779
    Selling, general and                699              1,368           1,829           2,963          3,850
     administrative expenses.    ----------         ----------      ----------      ----------     ----------
  Operating income (loss)....           528                824           1,182          (1,778)        (4,931)
  Interest income (expense),
   net.......................           (16)               (21)            (28)             89            298
  Income (loss) before           ----------         ----------      ----------      ----------     ----------
   provision for income taxes           512                803           1,154          (1,689)        (4,633)
  Provision for income taxes.            --                 --              --              --             --
  Net income (loss)..........    ----------         ----------      ----------      ----------     ----------
  Net income (loss)                     512                803           1,154          (1,689)        (4,633)
   attributable to common        $      307         $      482      $      692      $   (2,000)    $   (9,267)
   stock(1)..................    ==========         ==========      ==========      ==========     ==========
  Net income (loss) per
   common share(1)(2)........    $     0.06         $     0.10      $     0.14      $    (0.41)    $    (1.63)
  Weighted average number of     ==========         ==========      ==========      ==========     ==========
   shares outstanding........     4,824,519          4,824,519       4,824,519       4,824,519      5,681,170
                                 ==========         ==========      ==========      ==========     ==========
                                                                  AS OF DECEMBER 31,
                                 -----------------------------------------------------------------------------
                                     1992              1993             1994            1995          1996
                                     ----              ----             -----           ----          ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA (AT END
 OF PERIOD):
  Cash and cash equivalents..     $     463         $      448      $      436      $    5,176     $   13,729
  Film costs, net of
   amortization..............         7,660             10,603          12,382          12,379         21,267
  Total assets...............         8,608             11,832          13,694          18,950          42,81
  Short-term debt............           356              1,270           1,363           1,737             --
  Redeemable Preferred Stock.            --                 --              --           6,749             --
  Stockholders' equity.......           345                784           1,691           1,832         23,787

(Footnotes to Selected Financial Information on previous page.)

(1) For the year ended December 31, 1995, the net loss attributable to common stock gives effect to the accretion of the difference between the carrying value and the liquidation value of the Company's Class A Redeemable Preferred Stock of $484,829 and to the accrual of dividends of $400,000 on the Class A Redeemable Preferred Stock. For the year ended December 31, 1996, net loss attributable to common stock gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $757,544 and to the accrual of dividends of $750,000 on the Class A Redeemable Preferred Stock, and the excess of the price paid for the redemption of the Class A Redeemable Preferred Stock over its carrying value of $3,126,755.

(2) For the years ended December 31, 1992, 1993, 1994 and 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period giving effect to the conversion of the common stock of the Company's predecessor ("Predecessor Common Stock") into
    1.25 shares of Common Stock of the Company ("Common Stock") and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission ("SAB") whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the year ended December 31, 1996, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period giving effect to the conversion of Predecessor Common Stock into 1.25 shares of Common Stock. Common equivalent shares, consisting of outstanding stock options are not included since they are antidilutive. The weighted average number of common and common equivalent shares outstanding have been calculated in accordance with the SAB for the period prior to the completion of the Company's initial public offering and in accordance with APB Opinion No. 15 for the period after such offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The Company produces a limited number of television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the FCC governing program content. In addition, the Company has recently begun to expand its internal creative development of proprietary characters and program concepts by establishing an international distribution division and a licensing and merchandising division to support the exploitation of its proprietary rights. As a result of these new initiatives, the Company has incurred additional overhead and other costs which has depressed operating results. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

RECENT DEVELOPMENT

  Following recent discussions between the Company and UPN regarding certain creative aspects of the Company's proprietary production of The Blues Brothers:
                                                            -------------------
The Animated Series for the 1997-98 season, the Company put production into
-------------------
hiatus. The Company is reconsidering various elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $ 3.0 million at December 31, 1996. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.

REVENUE AND COST RECOGNITION

  The Company follows FASB 53 for accounting practices related to revenue recognition and amortization of production costs for its fee-for-services and proprietary programming.

  Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished episode has been delivered to or made available to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue ($13.4 million at December 31, 1996).

  Broadcasters typically make most of their annual programming commitments in the first and second quarters so that programs will be ready for broadcast in the third and fourth quarters of the same year. As a result, the Company's revenues are concentrated in the third and fourth quarters.

  All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest are capitalized as film costs. At December 31, 1996, the Company's capitalized film costs balance was $21.3 million. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized. Due to the inherent uncertainties of forecasting both total revenue and total expense, at any time one or the other can be overstated or understated, resulting in potential adjustments to the amortization rate or net realizable value calculation.

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Total revenues for the year ended December 31, 1996 increased by 45% to $49.7 million from $34.3 million in 1995, primarily due to the delivery of more episodes. In 1996 the Company delivered 141 episodes compared to 73 episodes in 1995, an increase of 68 episodes or a 93% increase.

  Episodic revenue increased by $12.3 million to $43.0 million for the year ended December 31, 1996 from $30.7 million for the year ended December 31, 1995. For the four series that were produced and delivered in both 1996 and 1995, 14 fewer episodes were delivered in 1996 than in 1995, while revenue for such series decreased by $0.8 million. The Company produced two series in 1995 (13 episodes) which were not renewed in 1996, resulting in a revenue decrease of $6.1 million, and added five new series (95 episodes) in 1996, resulting in an additional $19.2 million in revenue.

  Total other revenue increased by $3.1 million in 1996 compared to 1995, primarily due to $2.3 million of revenue associated with the interactive division.

  Total costs of revenue increased by $17.6 million to $50.8 million in 1996 from $33.2 million in 1995.

  Included in costs of revenue are episodic costs which increased by $13.9 million to $44.1 million for the year ended December 31, 1996 from $30.2 million for 1995. For the four series that were produced in both 1996 and 1995, 14 fewer episodes were delivered in 1996, while costs for such series declined by $2.0 million. Costs decreased by $6.0 million as a result of the two series which were not renewed in 1996, while costs increased by $21.9 million as a result of the five new series in 1996.

  Included in the episodic costs of the new series were the cost of two proprietary series for which the Company sustained significant write-downs. C-Bear & Jamal was not renewed for its Saturday morning time slot, although Fox Children's Network has agreed to repeat the 13 original episodes on Friday mornings. The Company recorded

$0.5 million more in costs than revenue for this series for the year ended December 31, 1996. BRUNO the Kid, which is currently in syndication, received significantly lower ratings and worse time slots than originally projected, resulting in lower domestic revenue to the Company which was a primary factor in the Company's reporting $3.4 million more in costs than revenue on this series for the year ended December 31, 1996.

  Other costs increased by $3.7 million primarily as a result of $1.9 million of costs associated with the interactive division and a $0.8 million increase in costs associated with ancillary revenue.

  Total selling, general and administrative expenses increased by 29% to $3.9 million in 1996 from $3.0 million in 1995, primarily due to increased costs related to the expansion of the Company's licensing and merchandising division ($0.3 million), interactive division ($0.2 million) and rent and salaries ($0.5 million) and a decreased cost in the international division ($0.1 million). As a percentage of total revenue, selling, general and administrative expenses decreased to 7.7% in 1996 from 8.6% in 1995.

  YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Total revenue decreased by 5% to $34.3 million in 1995 from $36.2 million in 1994, primarily due to a decrease in the total number of episodes produced and delivered. For the three series that were produced and delivered in both 1994 and 1995, six fewer episodes were produced and delivered in 1995 than in 1994 ($1.3 million). In addition, the Company produced three series in 1994 which were not renewed ($12.8 million). This was partially offset by three new series produced and delivered in 1995 ($10.8 million). These three new series produced in 1995 represented 19 fewer episodes than the three series produced in 1994. Although 25 fewer episodes were produced and delivered in 1995 than in 1994, revenues per episode increased 22%. This decrease in total revenue was partially offset by an increase in 1995 of revenue from profit participations ($0.9 million) and an increase in other revenue ($0.5 million), primarily related to an increase in revenue derived from commercials and specials.

  Although 25 fewer episodes were produced and delivered in 1995, cost of revenue was $33.2 million in 1995 and 1994. Cost of revenue, as a percentage of revenue, increased to 97% in 1995 from 92% in 1994. This increase was primarily due to higher direct production costs of new shows produced and delivered in 1995 and an increase in total allocable overhead.

  Total selling, general and administrative expenses increased by 62% to $3.0 million in 1995 from $1.8 million in 1994, primarily due to increased costs related to the expansion of the Company's licensing and merchandising division ($0.4 million), interactive division ($0.2 million) and international division ($0.2 million) and an increase in rent and salaries ($0.3 million). As a percentage of total revenue, selling, general and administrative expenses increased to 8.6% in 1995 from 5.0% in 1994.

  Operating income (loss) decreased by $3.0 million to ($1.8 million) in 1995 from $1.2 million in 1994.

  The pro forma income tax benefit was $0.6 million in 1995, compared to a provision of $0.5 million in 1994.

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

  On October 4, 1996, the Company completed its initial public offering (the "Offering") of 3,300,000 shares of its Common Stock. Of the 3,300,000 shares of Common Stock sold in the Offering, 3,275,364 shares were issued and sold by the Company and 24,636 shares were sold by certain stockholders of the Company. Net proceeds to the Company pursuant to the Offering totaled approximately $28.3 million, after deducting underwriting discounts and offering expenses payable by the Company. Approximately $9.3 million of such proceeds were used to pay accrued and unpaid dividends on the Company's Class Redeemable Preferred Stock and Class B Convertible Preferred Stock and to redeem $7.5 million liquidation preference of the Class A Redeemable Preferred Stock.

  For the year ended December 31, 1996, net cash used in operating activities was $8.1 million due to use of cash in connection with film production activities offset by an increase in deferred revenue and fluctuations in other operating assets and liabilities. For the year ended December 31, 1996, net cash used for investing activities was $0.6 million due to additions to property and equipment. Net cash provided by financing activities for the year ended December 31, 1996, was $17.2 million due primarily from the receipt of proceeds from the offering.

  The Company had a $1.2 million revolving credit facility with a bank which expired in October 1996. The Company is seeking to obtain a new bank facility in the principal amount of approximately $5.0 million. There can be no assurance that it will be able to obtain a new bank facility on terms that are satisfactory to the Company. Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year, whether or not the Company enters into a new bank facility.

FORWARD-LOOKING STATEMENTS

  This Report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans, anticipated production, revenue and expense trends and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the animation industry or the economy in general, a reduction in the availability of time slots for animated programming, a further increase in the vertical integration of the production and distribution of animation and various other competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business -- Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Report will in fact be realized.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

  The directors and executive officers of the Company are identified below:

             Name                 Age              Position (1)
-------------------------------   ---   -------------------------------------
Phil Roman.....................    66   President, Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Class III Director)

William Schultz................    36   Executive Vice President

Jon F. Vein....................    33   Senior Vice President

Jacqueline Blum................    35   Senior Vice President--Worldwide
                                        Licensing and Marketing

Gregory Arsenault..............    39   Senior Vice President--Finance and
                                        Administration

Robert Cresci (3)..............    53   Class I Director

Dixon Q. Dern (2)..............    68   Class III Director

Dennis W. Draper (2)...........    48   Class II Director

Theodore T. Horton, Jr.  (2)...    45   Class I Director

Peter Mainstain (3)............    49   Class II Director

 _________________________

(1) Each director holds office until his resignation or removal and until his successor shall have been duly elected and qualified. Elections with respect to the Class I Directors, Class II Directors and Class III Directors will be held at the annual meeting of stockholders in 1997, 1998, and 1999, respectively.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.

  The principal occupations and positions for the past five years and in certain cases prior years, of the directors and executive officers named above are as follows:

  Phil Roman, President, Chief Executive Officer and Director. Mr. Roman has been the Company's Chief Executive Officer since the Company was founded in 1984. Phil Roman began his animation career in 1955 at The Walt Disney Company as an assistant animator on Sleeping Beauty. Over the next 30 years, Mr. Roman worked at many of the major studios, including MGM Animation and Warner Bros. Cartoons, and was an animator on such productions as The Cat in the Hat, How the Grinch Stole Christmas, George of the Jungle, Popeye, Snoopy Come Home and Lord of the Rings. Mr. Roman also directed 13 Emmy-nominated Charlie Brown specials.

  William Schultz, Executive Vice President. In 1989, Mr. Schultz joined the Company as a Vice President and in 1993 was promoted to Executive Vice President. Mr. Schultz currently oversees production and development, as well as the Company's international division, and coordinates new business opportunities. Prior to joining the Company, Mr. Schultz was employed by New World Entertainment, where he served in a variety of positions including Production Controller and Director of Development at the animation studio Marvel Productions, a subsidiary of New World Entertainment. Mr. Schultz received his Bachelor of Science degree from the University of Illinois at Champaign--Urbana in 1982.

  Jon F. Vein, Senior Vice President. In February 1995, Mr. Vein joined Film Roman as a Senior Vice President where he oversees business and legal affairs for the Company. Mr. Vein also established and oversees the Company's feature film, MIS and interactive divisions. Prior to joining the Company, Mr. Vein practiced entertainment law at Dern & Donaldson from 1990 to 1993 and at Dern & Vein from 1993 to 1995. Mr. Vein received his Bachelor of Science degree in electrical engineering-computer science and material sciences engineering from University of California at Berkeley in 1986 and his Juris Doctor degree from The Harvard Law School in 1989.

  Jacqueline Blum, Senior Vice President--Worldwide Licensing and Marketing.
Ms. Blum joined the Company in 1993 as a Vice President to establish and oversee the Company's licensing and merchandising division. In 1996, she was promoted to Senior Vice President. Ms. Blum also oversees the Company's publicity and creative services departments. Prior to joining the Company, Ms. Blum co-founded Imagination Factory, a licensing and merchandising agency, in 1991. Previously, Ms. Blum was a principal of Brentwood Licensing Properties, handling television packaging and merchandising of the multi-million dollar property Kliban's Cat.

  Gregory Arsenault, Senior Vice President--Finance and Administration. Mr. Arsenault joined the Company in 1991 as Accounting Manager, served as Controller for two years, served as Vice President of Finance for two years and was promoted to Senior Vice President--Finance and Administration in 1996. Mr. Arsenault oversees the Company's accounting department. Prior to joining Film Roman, Mr. Arsenault served as an accounting systems consultant for LIVE Entertainment. Mr. Arsenault received his Bachelor of Science degree in accounting from the University of Southern California in 1980.

  Robert Cresci--Director. Mr. Cresci has been a Director of Film Roman since August 1995 and has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the board of directors of Bridgeport Machines, Inc., Serv-Tech, Inc., EIS International, Inc., Sepracor, Inc., Vestro Natural Foods, Inc., Olympic Financial, Ltd., GeoWaste, Inc., Hitox, Inc., Natures Elements, Inc., Garnet Resources Corporation, HarCor Energy, Inc. and Meris Laboratories, Inc.

  Dixon Q. Dern--Director. Mr. Dern has been a Director of Film Roman since August 1995. Mr. Dern has practiced entertainment law for over 40 years and currently owns and operates his own private practice which specializes in entertainment, copyright and communications law.

  Dennis W. Draper--Director. Mr. Draper has been a Director of Film Roman since August 1995 and has been an Associate Professor of Finance at the University of Southern California's School of Business since 1977. Mr. Draper serves as trustee of the Pacifica Funds.

  Theodore T. Horton, Jr.--Director. Mr. Horton has been a Director of Film Roman since August 1995 and has been a Managing Director of BCI Advisors, Inc., an investment management firm, since January 1990. Mr. Horton also serves as a director of People's Choice TV.

  Peter Mainstain--Director. Mr. Mainstain has been a Director of Film Roman since August 1995 and has been a partner of Tanner, Mainstain & Hoffer, an accountancy corporation, since 1976.

BOARD OF DIRECTORS

  The Company's Bylaws provide that directors are divided into three classes, each having a term of three years, with the term of one class expiring each year. The directors shall be elected by a plurality vote, with no cumulative voting, at the annual meeting of stockholders. Each elected director holds office until his resignation or removal and until his successor shall have been duly elected and qualified.

  In connection with the non-cash redemption of certain shares of senior preferred stock of the Company held by Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holding Inc. and Declaration of Trust for Defines Benefit Plans of Zeneco Holding Inc. (collectively, the "Pecks Affiliate") and by BCI Growth, III, L.P. (the "BCI Affiliate", and together with the Pecks Affiliate, the "Affiliate") following the Company's initial public offering, the Company and each Affiliate agreed that each Affiliate has the right to designate one director to the Board, and the Company has agreed to nominate such designated director to the Board and to use all reasonable efforts to cause the Board to recommend to the stockholders that such stockholders vote in favor of such designated director. If the Pecks Affiliate transfers in excess of 264,011 shares of Common Stock or if the BCI Affiliate transfers, in excess of 264,009 shares of Common Stock, then the Company and such Affiliate have agreed that: (i) in the event the annual meeting of stockholders at which such Affiliate's designated director is to be placed on the ballot for election has not yet been held, such Affiliate will not have the right to designate a director (and the Company shall not be required to nominate such director); and (ii) in the event such annual meeting of stockholders has been held, the Affiliate will, if requested by the Company, use all reasonable efforts to cause such director to resign from the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms which they file.

  To the Company's knowledge, based solely on the Company's review of such reports or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1996 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with except that Mr. Schultz filed a late Form 4 with respect to a December 1996 exercise of stock options for the purchase of 3,000 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1997 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1997 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1997 annual meeting of stockholders.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page F-1 hereof.

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 24th day of March, 1997.


                                         FILM ROMAN, Inc.

                                         /s/   Phil Roman
                                         ----------------------------------
                                               Phil Roman
                                               President, Chief Executive
                                               Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   PHIL ROMAN                   President, Chief Executive Officer and   March 24, 1997
--------------------------------   Director (Principal Executive Officer)
      Phil Roman

 /s/  GREGORY ARSENAULT             Senior Vice President--Finance          March 24, 1997
--------------------------------    Administration (Principal Accounting
      Gregory Arsenault               and Financial Officer)

 /s/  ROBERT CRESCI                               Director                  March 24, 1997
--------------------------------
      Robert Cresci

 /s/  DENNIS DRAPER                               Director                  March 24, 1997
--------------------------------
      Dennis Draper

 /s/  THEODORE T. HORTON, JR.                     Director                  March 24, 1997
--------------------------------
      Theodore T. Horton, Jr.

 /s/  PETER MAINTAIN                              Director                  March 24, 1997
--------------------------------
      Peter Mainstain

 /s/  DIXON Q. DERN                               Director                  March 24, 1997
--------------------------------
      Dixon Q. Dern

INDEX TO EXHIBITS

 EXHIBIT
 NUMBER   DESCRIPTION
 -------  --------------------------------------------------------------------------------------------
   +2.1   Plan of Reorganization Agreement dated as of May 15, 1996 by and among the Registrant,
          Film Roman, Inc., a California corporation ("Film Roman California"), and certain stockholders party thereto
   +2.2   First Amendment to Plan of Reorganization Agreement dated as of September 9, 1996
   +3.1   Certificate of Incorporation of Registrant
   +3.2   Bylaws of Registrant
   +4.1   Specimen Stock Certificate
 +*10.1   Employment Agreement dated as of August 7, 1995 by and between Film Roman California and Mr. Phil Roman
 +*10.2   Employment Agreement dated as of August 7, 1995 by and between Film Roman California and Mr. William Schultz
 +*10.3   Employment Agreement dated as of February 14, 1995 by and between Film Roman
          California and Mr. Jon Vein
 +*10.4   Employment Agreement dated as of December 15, 1995 by and between Film Roman
          California and Ms. Jacqueline Blum
 +*10.5   Employment Agreement dated as of January 2, 1996 by and between Film Roman California and Mr. Gregory Arsenault
 +*10.7   Stock Option Plan of Registrant
 +*10.8   Form of Non-Qualified Stock Option Agreement for Employees
 +*10.9   Form of Incentive Stock Option Agreement for Employees
+*10.10   Form of Stock Option Agreement for Mr. Schultz
 +10.11   Lease for Registrant's headquarters and studio in North Hollywood, California
 +10.12   Promissory Note for $1,230,000 between Film Roman, Inc and First Charter Bank, N.A.
 +10.13   Rights Agreement dated May 30, 1995 between Daniel Aykroyd, Judith Belushi Pisano and
          Film Roman, Inc.
 +10.14   Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy Productions, Inc.
 +10.15   Series Production Agreement dated as of April 27, 1990 between Fox Children's Network and
          Film Roman, Inc.
 +10.16   Agreement dated as of June 20, 1995, between Film Roman, Inc. and Starstream Limited
 +10.17   Amendment dated December 18, 1992 between Film Roman, Inc. and Fox Children's
          Network
 +10.18   Amendment dated March 22, 1994 between Film Roman, Inc. and Fox Children's Network
 +10.19   Agreement dated October 5, 1994 between Flying Heart, Inc. and Film Roman, Inc.
 +10.20   Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc. and Film Roman,
          Inc.
 +10.21   Letter Agreement dated January 9, 1995 with Agreement dated November 22, 1993, revised
          December 9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox
          Children's Network ("FCN") and Film Roman, Inc.
 +10.22   Agreement dated June 1, 1995, between Fox Children's Network and Film Roman, Inc.
 +10.23   Amendment dated March 1, 1996 to the Agreement dated as of November 22, 1993 between
          Fox Children Network and Film Roman, Inc.
 +10.24   Agreement dated September 12, 1994 between Film Roman, Inc. and Tone Loc, Inc.
 +10.25   Agreement dated as of May 7, 1993 between Film Roman, Inc. and Adelaide Productions,
          Inc.


 EXHIBIT
 NUMBER   DESCRIPTION
 -------  --------------------------------------------------------------------------------------------
 +10.26   Amendment dated as of May 18, 1994 revised as of June 14, 1994 between Film Roman, Inc.
          and Adelaide Productions, Inc.
 +10.27   Amendment dated as of June 20, 1994 revised as of July 7, 1994 between Film Roman, Inc.
          and Adelaide Productions, Inc.
 +10.28   Agreement dated November 9, 1993 between Film Roman, Inc. and Felix The Cat Creations,
          Inc.
 +10.29   Agreement dated as of June 28, 1994 between CBS Entertainment and Film Roman, Inc.
 +10.30   Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman,
          Inc.
 +10.31   Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman,
          Inc.
 +10.32   Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.
 +10.33   Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman
 +10.34   Amendment to Output Distribution Agreement dated February 1, 1994 between Film Roman,
          Inc. and Taurus Film GmbH & Company
 +10.35   Output Distribution Agreement dated as of September 1, 1994 between Film Roman, Inc. and
          Taurus Film GmbH & Company
 +10.36   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film
          Roman,Inc. re: Prime Time Television special
 +10.37   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film
          Roman, Inc. re: Saturday Morning Series
 +10.38   Co-Production Agreement dated June 11, 1993 between Canal Plus and Bluebird Toys (the
          U.K.) Limited and Film Roman, Inc. regarding Mighty Max
 +10.39   Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide,
          Inc. and Film Roman, Inc
 +10.40   Form of Agreement between Film Roman, Inc. and Threshold Entertainment
 +10.41   Agreement dated as of March 30, 1995 as revised May 10, 1995 between Film Roman, Inc.
          and Greengrass Productions, Inc.
 +10.42   Agreement dated as of April 15, 1996 between Film Roman, Inc. and The Harvey
          Entertainment Company
 +10.43   Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television
 +10.44   Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International
 +10.45   Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain
 +10.46   Co-Production Agreement between Television Espanola, S.A.  and Film Roman, Inc.
 +10.47   Commitment Letter dated September 9, 1996 from certain stockholders of Film Roman
          California
   11.1   Earnings Per Share
  +21.1   Subsidiaries of the Registrant
   23.1   Consent of Independent Auditors
   27.1   Financial Data Schedule
------------------------------------------------------------------------------------------------------

+ Incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.
*    Management contract or other compensation plan or arrangement.

                                FILM ROMAN, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Index to Consolidated Financial Statements................................................   F-1

FILM ROMAN, INC.
   Report of Independent Auditors.........................................................   F-2
   Consolidated Balance Sheets as of December 31, 1995 and 1996...........................   F-3
   Consolidated Statements of Operations for the Years Ended December 31, 1994,
   1995, and 1996.........................................................................   F-4
   Consolidated Statements of Stockholders' Equity at December 31, 1994, 1995, and 1996...   F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
   1995 and 1996..........................................................................   F-6
   Notes to Consolidated Financial Statements.............................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Film Roman, Inc.

   We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               Ernst & Young LLP

Los Angeles, California
March 20, 1997

                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                     -----------------------------
                                                                         1995            1996
                                                                     -------------   -------------
                        ASSETS

Cash and cash equivalents.........................................    $ 5,176,090    $ 13,738,927
Accounts receivable...............................................        430,184       6,956,409
Film costs, net of accumulated amortization of
   $118,316,120 (1995) and $169,094,868 (1996)
   (Notes 1 and 2)................................................     12,379,146      21,268,945
Property and equipment, net of accumulated depreciation and
   amortization of $549,028 (1995) and $934,192
   (1996) (Notes 1 and 3)                                                 336,875         537,389
Refundable income taxes...........................................        487,500              --
Deposits and other assets.........................................        140,583         315,625
                                                                      -----------    ------------
Total assets......................................................    $18,950,378    $ 42,817,295
                                                                      ===========    ============
                     LIABILITIES AND
                   STOCKHOLDERS' EQUITY

Accounts payable..................................................    $   508,433    $  3,790,136
Accrued expenses..................................................        682,183       1,830,314
Dividends payable (Notes 6 and 7).................................        650,000              --
Debt (Note 4).....................................................      1,737,145              --
Deferred revenue (Note 1).........................................      6,791,779      13,409,592
                                                                      -----------    ------------
Total liabilities.................................................     10,369,540      19,030,042
Commitments (Note 8)
Class A Redeemable Preferred Stock, $.01 par value, 1,200,000 shares authorized, issued and outstanding, $12,000,000
   liquidation preference (Notes 1 and 6).........................      6,748,788              --
Stockholders' equity (Note 7):
   Preferred Stock, $.01 par value, 5,000,000
   shares authorized, none issued.................................             --              --
   Class B Convertible Preferred Stock, $.01 par value, 750,000 shares authorized, issued and outstanding, $7,500,000
   liquidation preference.........................................            300              --
Common Stock, no par value, 10,000,000 shares authorized,
   1,713,000 shares issued and outstanding in 1995................            700              --
Common Stock, $.01 par value, 20,000,000 shares authorized,
   8,449,690 shares issued and outstanding in 1996................             --          84,498
Additional paid-in capital........................................      4,716,656      36,305,684
Retained deficit..................................................     (2,885,606)    (12,602,929)
                                                                      -----------    ------------
Total stockholders' equity........................................      1,832,050      23,787,253
                                                                      -----------    ------------
   Total liabilities and stockholders' equity.....................    $18,950,378    $ 42,817,295
                                                                      ===========    ============


                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                  ----------------------------------------------
                                                       1994            1995           1996
                                                  --------------  -------------  ---------------
Revenue (Note 1)...............................     $36,201,103    $34,340,620    $49,697,655
Cost of revenue................................      33,190,002     33,155,523     50,778,748
Selling, general and administrative expenses...       1,829,126      2,963,211      3,849,864
                                                    -----------    -----------    -----------
Operating income (loss)........................       1,181,975     (1,778,114)    (4,930,957)
Interest income................................           5,470        151,534        348,590
Interest expense...............................         (32,559)       (62,596)       (50,657)
                                                    -----------    -----------    -----------
Income (loss) before provision for                    1,154,886     (1,689,176)    (4,633,024)
   income taxes................................
Provision for income taxes.....................              --             --             --
                                                    -----------    -----------    -----------
Net income (loss)..............................     $ 1,154,886    $(1,689,176)   $(4,633,024)
                                                    ===========    ===========    ===========
       Net income (loss) attributable to            $   692,932    $(2,000,000)   $(9,267,324)
          common stock.........................     ===========    ===========    ===========
       Net income (loss) per share.............     $      0.14    $     (0.41)   $     (1.63)
                                                    ===========    ===========    ===========
       Weighted average number                        4,824,519      4,824,519      5,681,170
          of shares outstanding................     ===========    ===========    ===========

                            See accompanying notes.

                                FILM ROMAN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Class B Convertible
                                      Common Stock              Preferred Stock         Additional       Retained        Total
                                ------------------------  ---------------------------     Paid-In        Earnings     Stockholders'
                                  Shares        Amount        Shares         Amount       Capital        (Deficit)      Equity
                                -----------   ----------   -------------   ----------   ------------   ------------   --------------
Balance as of December 31,       2,463,000      $ 1,000              --           --             --    $    782,866   $   783,866
 1993........................
   Dividends paid to common
   stockholder...............           --           --              --           --             --        (247,853)     (247,853)
   Net income................           --           --              --           --             --       1,154,886     1,154,886
                                 ---------      -------    ------------    ---------     -----------  -------------   -----------
Balance as of December 31,
 1994........................    2,463,000        1,000              --           --             --       1,689,899     1,690,899
Exchange of 750,000 shares
 of common stock to Class B
 Convertible Preferred Stock,
 $.01 par value..............     (750,000)        (300)        750,000          300             --              --            --
Issuance of the Class A Stock
 Warrants....................           --           --              --           --      4,474,256              --     4,474,256
Dividends paid to common
 stockholder.................           --           --              --           --             --      (1,751,500)   (1,751,500)
Dividends accrued to Class A
 Preferred Stockholder.......           --           --              --           --             --        (400,000)     (400,000)
Dividends accrued to Class B
 Convertible Preferred
 Stockholder.................           --           --              --                          --        (250,000)     (250,000)
Accretion of Class A
 Preferred Stock.............           --           --              --           --             --       ( 484,829)     (484,829)
Issuance of common stock
 options to an employee......           --           --              --           --        242,400              --       242,400
Net loss.....................           --           --              --           --             --      (1,689,176)   (1,689,176)
                                 ---------      -------    ------------    ---------    -----------   -------------   -----------
Balance as of December 31,
 1995........................    1,713,000          700         750,000          300      4,716,656      (2,885,606)    1,832,050
Dividends paid to Class A
 Preferred Stockholder.......           --           --              --           --             --        (750,000)     (750,000)
Dividends paid to Class B
 Convertible Preferred
 Stockholder.................           --           --              --           --             --        (450,000)     (450,000)
Accretion of Class A
 Preferred Stock.............           --           --              --           --             --        (757,544)     (757,544)
Warrant Commitment Expense...           --           --              --           --        225,000              --       225,000
Initial Public Offering, net
 proceeds....................    3,275,364       32,754              --           --     28,258,282              --    28,291,036
Exchange of Film Roman
 California common stock.....      428,250       20,713              --           --        (10,713)             --        10,000
Redemption of the Redeemable                                                                                                4,705
 Preferred Stock.............      586,690        5,867              --           --      3,125,593      (3,126,755)
Conversion and Exchange of
 Class B Convertible
 Preferred Stock.............      937,500        9,375        (750,000)        (300)        (9,075)             --             --
Warrants exercised...........    1,505,886       15,059              --           --            (59)             --         15,000
Options exercised............        3,000           30              --           --             --              --             30
Net loss.....................           --           --              --           --             --      (4,633,024)    (4,633,024)
Balance as of December 31,       ---------      -------    ------------    ---------    -----------   -------------    -----------
 1996........................    8,449,690      $84,498              --    $      --    $36,305,684    $(12,602,929)   $23,787,253
                                 =========      =======    ============    =========    ===========    ============    ===========

                            See accompanying notes.

                                FILM ROMAN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                               1994            1995          1996
                                                                      ------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                      $  1,154,886    $ (1,689,176)   $ (4,633,024)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................                   106,800         130,309         385,164
     Amortization of film costs.............................                33,190,002      33,155,523      50,778,748
     Compensation expense in connection with the
       issuance of common stock options to an employee......                        --         242,400              --
     Warrant commitment.....................................                        --              --         225,000
   Changes in operating assets and liabilities:
     Accounts receivable....................................                  (165,179)        (47,063)     (6,526,225)
     Film costs.............................................               (34,969,106)    (33,152,650)    (59,668,547)
     Refundable income taxes................................                        --        (487,500)        487,500
     Deposits and other assets..............................                    25,538          89,185        (175,042)
     Accounts payable.......................................                  (885,174)        302,598       3,281,703
     Accrued expenses.......................................                    28,577         (42,325)      1,148,131
     Deferred revenue.......................................                 1,719,514      (2,918,638)      6,617,813
                                                                          ------------    ------------    ------------
     Net cash (used in) provided by operating
       activities...........................................                   205,858      (4,417,337)     (8,078,779)

INVESTING ACTIVITIES:
   Additions to property and equipment......................                   (62,881)       (203,437)       (585,678)
                                                                          ------------    ------------    ------------
     Net cash used in investing activities..................                   (62,881)       (203,437)       (585,678)

FINANCING ACTIVITIES:
   Proceeds from issuance of Class A Preferred Stock and
     Warrants, net of issuance costs........................                        --      10,738,215              --
   Option and warrants exercised and other..................                        --              --          23,403
   Net proceeds from offering...............................                        --              --      28,291,036
   Redemption of Redeemable preferred stock.................                        --              --      (7,500,000)
   Borrowings under debt....................................                 6,350,000      12,350,000       8,895,000
   Repayments on debt.......................................                (6,257,639)    (11,975,431)    (10,632,145)
   Dividends declared and paid to preferred stockholders....                        --              --      (1,850,000)
   Dividends declared and paid to common stockholder........                  (247,853)     (1,751,500)             --
                                                                          ------------    ------------    ------------
     Net cash provided by (used in) financing
         activities.........................................                  (155,492)      9,361,284      17,227,294
                                                                          ------------    ------------     ------------
   Net (decrease) increase in cash..........................                   (12,515)      4,740,510       8,562,837
   Cash and cash equivalents at beginning of period.........                   448,095         435,580       5,176,090
                                                                          ------------    ------------    ------------
   Cash and cash equivalents at end of period...............              $    435,580    $  5,176,090    $ 13,738,927
                                                                          ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest...............................................              $     65,118    $    112,355    $     94,100
                                                                          ============    ============    ============
     Income taxes...........................................              $     19,950    $    487,500    $         --
                                                                          ============    ============    ============

                                FILM ROMAN, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   In 1995, the Company accrued dividends of $400,000 due to the Redeemable Preferred stockholders and $250,000 due to the Convertible Preferred stockholder. In addition, the Company recorded accretion of the difference between the carrying value and the Liquidation Value of $484,829 on the Redeemable Preferred Stock. See Note 6.

   In 1996, the Company recorded accretion of the difference between the carrying value and the Liquidation Value of $757,544 on the Redeemable Preferred Stock. See Note 6.

   Also in 1996, Redeemable Preferred Stock that was not redeemed for cash was redeemed for 586,690 shares of Common Stock which resulted in a charge of $298,256 to retained deficit.



                            See accompanying notes.

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS AND ORGANIZATION

      Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996 in order to hold all of the outstanding stock of Film Roman, Inc., a California corporation ("Film Roman California"), following a Reorganization as described below. The Company currently conducts all of its operations through its wholly owned subsidiary Film Roman California. The Company's primary business is the production of animated series, and the distribution of such animation products throughout the world. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

   On October 4, 1996, the Company completed its initial public offering ("Offering") of 3,300,000 shares of its Common Stock. Of the 3,300,000 shares of Common Stock sold in the Offering, 3,275,364 shares were issued and sold by the Company and 24,636 shares were sold by certain stockholders of the Company. Net proceeds to the Company pursuant to the Offering totaled approximately $28.3 million, after deducting underwriting discounts and offering expenses payable by the Company.

   Immediately following the closing of the Offering, the Company redeemed for cash $7.5 million liquidation preference of Redeemable Preferred Stock. The shares of Redeemable Preferred Stock that were not redeemed for cash were redeemed for Common Stock (at a redemption price of 1.3072 shares of Common Stock for each of share Redeemable Preferred Stock) and, as a result, 586,690 shares of Common Stock were issued upon such redemption on October 30, 1996.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   CASH AND CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit, quality financial institutions with original maturities when purchased of three months or less and therefore are subject to little risk. The Company has not incurred any losses relating to these investments.

   The Company performs production services for various companies within the entertainment industry and licenses various rights in its animation product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 1996, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.


   FINANCIAL INSTRUMENTS

   Financial instruments are carried at historical cost which approximates fair value.


   REVENUE RECOGNITION

   The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished product has been delivered to or made available to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue.


   FILM COSTS

   Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable production overhead and interest are capitalized as film costs. Film costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with FAS 53, the individual film forecast method is used to amortize film costs. Costs accumulated in the production of a film are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized.

   Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Based on this review, if estimated future gross revenues from a film are not sufficient to recover the unamortized costs, the unamortized film cost shall be written down to net realizable value. In unusual cases, such as a change in public acceptance of certain types of films or actual costs substantially in excess of budgeted costs, a write-down to net realizable value may be required before the film is released.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   DEPRECIATION AND AMORTIZATION

   Property and equipment are recorded at cost. Depreciation on furniture and equipment is computed by the double-declining balance method over their estimated useful lives, ranging from five to seven years. Leasehold improvements are amortized over their estimated useful lives, or the remaining term of the related lease, whichever is shorter, using the straight-line method.


   INCOME TAXES

   Effective January 1, 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. Adoption of the new statement did not have an effect on the Company's financial position or results of operations.

   Prior to August 4, 1995 (the "Termination Date"), the Company was treated as a Subchapter S Corporation for federal and state income tax purposes. Upon the Termination Date, the Company is subject to federal and state corporate income taxes.

   STOCK-BASED COMPENSATION

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so.


   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   FINANCIAL STATEMENT PRESENTATION

   Certain amounts shown in the 1994 financial statements have been reclassified to conform to the 1995 and 1996 presentation.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   NET INCOME (LOSS) PER COMMON SHARES

   For the years ended December 31, 1994 and 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, giving effect to the conversion of California Common Stock into 1.25 shares of Company Common Stock, and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the year ended December 31, 1995, the net loss per Common Share gives effect to the accretion of the difference between the carrying value and the Liquidation Value of the Redeemable Preferred Stock of $484,829 and to the accrual of dividends of $400,000 on the Redeemable Preferred Stock.

   For the year ended December 31, 1996, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, giving effect to the conversion of California Common Stock into 1.25 shares of Company Common Stock. Common equivalent shares, consisting of outstanding stock options are not included since they are antidilutive. The weighted average number of common and common equivalent shares outstanding have been calculated in accordance with the SAB for the period prior to the Offering and in accordance with APB Opinion No. 15 for the period after the Offering. For the year ended December 31, 1996, the net loss per common share gives effect to (i) accretion of the difference between the carrying value and the liquidation value of the Redeemable Preferred Stock of $757,544 (ii) the excess of the price paid for the redemption of the Redeemable Preferred Stock over its carrying value of $3,126,755 and (iii) to dividends of $750,000 on the Redeemable Preferred Stock.

   The supplemental loss per share for the year ended December 31, 1996, would be $1.12. This calculation gives effect to (i) the reduction of the interest and dividend accruals resulting from the repayment of the outstanding debt and the redemption of all of the Redeemable Preferred Stock, and (ii) the Offering of additional shares of common stock whose proceeds are to be used to repay the debt and redeem all of the Redeemable Preferred Stock. In addition, the loss attributable to common stockholders used for the supplemental loss per share calculation has been increased by $3,126,755 for the year ended December 31, 1996, which represents the excess of the price paid for the redemption of the Redeemable Preferred Stock over its carrying value.


2.  FILM COSTS

     The components of unamortized film costs consist of the following:

                                                                   December 31,
                                                           --------------------------
                                                               1995          1996
                                                           ------------   -----------

Animated film productions released, less amortization       $ 5,391,275   $ 7,946,483
Animated film productions in process                          6,253,597    13,069,981
Animated film productions in development                        734,274       252,481
                                                            -----------   -----------
                                                            $12,379,146   $21,268,945
                                                            ===========   ===========

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   Based on management's estimates of future gross revenues as of December 31, 1996, approximately 79% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 1999.

   Interest capitalized to film costs in 1994, 1995, and 1996 was, $32,559, $62,596, and $50,657 respectively.


3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            December 31,
                                                    --------------------------
                                                        1995           1996
                                                    -------------   -----------

Leasehold improvements                                 $ 137,373    $  142,410
Furniture and fixtures                                   213,138       239,412
Office equipment                                         535,392     1,089,759
                                                       ---------    ----------
                                                         885,903     1,471,581
Less accumulated depreciation and amortization          (549,028)     (934,192)
                                                       ---------    ----------
                                                       $ 336,875    $  537,389
                                                       =========    ==========

4.  DEBT

   During 1996, the Company had a revolving line of credit of $2,250,000 which was subsequently reduced to $1,230,000. The revolving line of credit expired in October 1996 and was not renewed. The line of credit bore interest at 1% over the commercial base rate (10.75% at December 31, 1996) which was paid monthly, was secured by the assets of the Company and personally guaranteed by the President of the Company, and was due on demand. The line of credit agreement restricted the payment of dividends as long as the line of credit was outstanding. At December 31, 1995, $1,675,000 of the line had been drawn upon.

   At December 31, 1995, the Company had two loans outstanding with banks for $7,079 and $55,066. Both loans were repaid in full in July and August 1996, respectively.


5.  INCOME TAXES

   Prior to the Termination Date, the Company was treated as a Subchapter S Corporation under the Internal Revenue Code ("IRC") and, consequently, was not subject to federal income tax prior to that date; the sole shareholder of the Company included the income (loss) of the Company through the Termination Date in his own income tax return for federal income tax purposes. Accordingly, the Company has not recognized any deferred taxes and has no available federal net operating loss carryforwards prior to the Termination Date. S Corporations pay tax to the State of California on their taxable incomes at a rate of 1.5% in 1994 and 1995. The state tax provision recorded by the S Corporation prior to the Termination Date is immaterial to the financial statements.

   The significant components of the Company's net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996


                                                 December 31,
                                         ----------------------------
                                             1995            1996
                                         -------------   ------------
   Film costs                               $  97,000    $   397,000
   Fixed assets                                 9,000          9,000
   Nondeductible accrual                       21,000         53,000
   Other                                           --        133,000
   Net operating loss carryforwards           262,000      1,338,000
                                            ---------    -----------
                                              389,000      1,930,000
   Valuation allowance                       (389,000)    (1,930,000)
                                            ---------    -----------
                                            $      --      $      --
                                            =========      =========

   A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                                        December 31,
                                                                ----------------------------
                                                                    1995            1996
                                                                -------------   ------------
   Provision for income taxes at statutory rate of 35%             $(551,000)   $(1,622,000)
   Taxable loss incurred prior to the Termination Date               154,000             --
   Permanent Differences                                                  --        105,000
   Benefit of deferred tax assets not currently recognized           397,000      1,517,000
                                                                   ---------    -----------
                                                                   $      --    $        --
                                                                   =========    ===========

   At December 31, 1996, the Company had available federal and state tax net operating loss carryforwards of approximately $3,345,000 and $1,663,000, respectively, expiring through 2011.

6.  REDEEMABLE PREFERRED STOCK

   In July 1995, pursuant to a Securities Purchase Agreement entered into among the Company, BCI Growth III, L.P., and several other purchasers, such entities purchased 1,200,000 shares of Redeemable Preferred Stock and 1,200,000 stock purchase warrants (the "Warrants") (1,500,000 after the Reorganization) from the Company for $12,000,000.

   The Redeemable Preferred Stock had a par value of $0.01 per share. The holders of such stock are entitled to an annual dividend of $0.80 per share, as declared by the Board of Directors. Dividends of $400,000 and $750,000 were declared and accrued on the Redeemable Preferred Stock as of December 31, 1995 and 1996, respectively. The Redeemable Preferred Stock ranks senior to the Convertible Preferred Stock and common stock. The terms of the Redeemable Preferred Stock contained in the Company's Articles of Incorporation restrict the declaration or payment of dividends as long as the Redeemable Preferred Stock remains outstanding. The liquidation value of each share of Redeemable Preferred Stock is $10 ("Liquidation Value"). The net proceeds from the issuance of the Redeemable Preferred Stock and Warrants were $10,738,000. The Company determined the fair value of the Warrants to be approximately $4,474,000, net of issuance costs, and, as such, allocated $4,474,000 of the net proceeds to the Warrants and $6,264,000 to the Redeemable Preferred Stock. The difference between the carrying value and the Liquidation Value of the Redeemable Preferred Stock is being amortized to retained deficit on a straight-line basis from the issuance date to the mandatory redemption dates. Accretion recorded for the year ended December 31, 1995 and 1996 was $484,829 and $757,544 respectively. The Redeemable Preferred Stock is subject to mandatory redemption beginning July 31, 2000, or upon the occurrence of a liquidation, dissolution, or winding up of the Company, or a Liquidity Event, as defined (which includes a public offering in which the aggregate price paid by the public for such shares is at least $20,000,000)

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

("Liquidity Event"). In addition, the Company may redeem the Redeemable Preferred Stock at any time. The liquidation preference is equal to the Liquidation Value of their shares plus any accrued and unpaid dividends. If after July 2000, a Liquidity Event does not occur, any holder of more than 20% of the Redeemable Preferred Stock may exercise a put option. The purchase price for any put security to be purchased by the Company will be equal to the fair market value. The holders of the Redeemable Preferred Stock are not entitled to any voting rights unless the Company defaults on its redemption requirements or dividend payments; if such a default occurs, the Redeemable Preferred Stockholders shall be entitled to elect a majority of the directors of the Company. In October 1996 the Company redeemed all of the outstanding shares of the Redeemable Preferred Stock for cash and Common Stock (see Note 1). The excess of the price paid for the Redeemable Preferred Stock over its carrying value was $3,126,755 and was charged to the retained deficit.

7.  STOCKHOLDERS' EQUITY

   The Convertible Preferred Stock has a par value of $0.01 per share. The holder of such stock, who was the sole common shareholder of the Company before the Offering, is entitled to an annual dividend of $0.80 per share, as declared by the Board of Directors. Dividends of $250,000 and $450,000 were declared and accrued on the Convertible Preferred Stock as of December 31, 1995 and 1996, respectively. Dividends are payable (i) upon redemption of the Redeemable Preferred Stock, (ii) upon the occurrence of a liquidation, dissolution, or winding up of the Company, or (iii) upon a Liquidity Event. The liquidation value of each share of Convertible Preferred Stock is $10 (Liquidation Value). The Convertible Preferred Stock is junior to the Redeemable Preferred stock but senior to the common stock. The Convertible Preferred Stock is convertible at any time into an equal number of common stock shares, subject to adjustment.
The Convertible Preferred Stock is subject to mandatory redemption upon the occurrence of a public offering in which the aggregate price paid by the public for such shares is at least $20,000,000 ("Public Offering"). The liquidation preference is equal to the Liquidation Value of such shares plus any accrued and unpaid dividends. The holder of the Convertible Preferred Stock is entitled to vote along with the Common Stock with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted. In connection with the Reorganization as described in Note 1, the holder converted the Convertible Preferred Stock into Common Stock.

   The Company issued 1,500,000 Warrants to purchase shares of the Company's Common Stock as part of the Redeemable Preferred Stock financing. The Warrants are exercisable at $0.008 per share after the earlier of July 2000 or the occurrence of the Liquidity Event. The holders of the Warrants are entitled to vote along with the Common Stock and Convertible Preferred Stock stockholder with each Warrant entitled to as many votes as the number of shares of Common Stock into which it may be converted. In connection with the Reorganization as described in Note 1, the Warrants were exercised.

   In August 1995, the Company issued a warrant to purchase 46,250 shares of the Company's Common Stock at an exercise price of $9.60. In connection with the Reorganization as described in Note 1, such warrant was exercised. In addition, the Company issued a warrant to the President of the Company to purchase 231,250 shares of the Company's Common Stock at an exercise price of $25.94. In connection with the Reorganization as described in Note 1, such warrant was cancelled.

   In August 1995, an officer was granted options to purchase 75,000 shares of Common Stock at an exercise price of $0.008 per share in accordance with his employment agreement. Such options are exercisable immediately and will remain exercisable during such officer's employment with the Company and for a period of one year following the expiration of his employment with the Company or until a Liquidity Event, if later. The Company recorded compensation expense of $242,400 associated with the granting of these options as such options were granted at an exercise price less than the deemed fair value of the Common Stock at the date of grant.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   The Company's Board of Directors, without the approval of the holders of the Common Stock, is authorized to designate for issuance up to 5,000,000 shares of preferred stock, par value $0.01 per share, in such series and with such rights, privileges and preferences as the Board of Directors may from time to time determine. Issuance of preferred stock may adversely affect the rights, privileges and preferences afforded the holders of Common Stock, including a decrease in the amount available for distribution to holders of the Common Stock, including a decrease in the amount available for distribution to holders of the Common Stock in the event of a liquidation or payment of preferred dividends. Issuance of shares of preferred stock may also have the effect of preventing or delaying a change in control of the Company without further action by the stockholders and could make removal of present management of the Company more difficult. The Company currently has no plans to designate and/or issue any shares of preferred stock.

8.  COMMITMENTS

   The Company leases facilities for office space and its animation studios under an operating lease that was amended in April 1994. Under the terms of the lease agreement, as amended, the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease is for a five year period expiring August 31, 1999 with an option for an additional five year term. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statement of operations for the years ended December 31, 1995 and 1996 reflects rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2002, certain of which are personally guaranteed by the President of the Company. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

          YEAR ENDING DECEMBER 31
          1997                               $1,487,392
          1998                                1,299,310
          1999                                  885,680
          2000                                   50,053
          2001                                   34,932
          Thereafter                              2,011
                                              ----------
          Total minimum lease payments       $3,759,378
                                             ==========

   Rent expense for the years ended December 31, 1994, 1995 and 1996, prior to any allocation of rent to capitalized film costs, was $875,935, $1,109,006, and $1,399,573 respectively.

   At December 31, 1996, the Company had outstanding employment agreements with various employees with initial terms ranging from one to five years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

          YEAR ENDING DECEMBER 31
          1997                               $2,128,486
          1998                                  539,400
          1999                                  325,000
          2000                                  200,000
          2001                                       --
                                             ----------
                                             $3,192,886
                                             ==========

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

   Collectively, these employment agreements provide for minimum annual compensation that can be increased for incentives based on the Company obtaining certain earning levels, the relationship of earnings to projected earnings, and/or discretionary incentives to be determined by the Board of Directors.
Such incentives shall not exceed 100% of the employees' base salary.

   In September 1996, the Company secured a commitment (the "Commitment") from certain of its existing stockholders to purchase up to $3.0 million of its 12% Senior Secured Notes due December 20, 1996 ("Senior Notes"). No Senior Notes have been or will be issued. As consideration for the receipt of the Commitment, the Company issued certain warrants which, in connection with the Reorganization and pursuant to the anti-dilution provisions thereof, became warrants for the purchase of 72,066 shares of Common Stock at an exercise price of $7.00 per share. The New Warrants are exercisable beginning September 1997 and expire in September 2001. The New Warrants will be immediately exercisable upon a merger or consolidation involving the Company (other than the Reorganization) or in the event of a sale of all or substantially all of the assets of the Company. The Company recorded an expense of $225,000 relating to the issuance of the New Warrants and transactions costs associated with the Commitment.


9.  401(k) PROFIT SHARING PLAN

   The Company has a defined contribution Profit Sharing 401(k) Savings Plan which covers substantially all of its employees. The plan became effective on January 1, 1991 and was amended effective January 1, 1992. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service (IRS) limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees. The Company has received determination letters from the IRS indicating that the above plan is qualified within the terms of the applicable provisions of the Employee Retirement Income Security Act of 1974.

   For the years ended December 31, 1994, 1995 and 1996, the Company contributed $73,103, $93,081, and $104,923 respectively, to the plan on behalf of its employees.

10.  SIGNIFICANT CUSTOMERS AND PROPERTIES AND GEOGRAPHIC INFORMATION

   In 1994, the Company earned revenues from four significant customers of $10,025,000 (28%), $7,695,000 (21%), $5,743,000 (16%), and $4,485,000 (12%). In
1995, the Company earned revenues from five significant customers of approximately $11,967,000 (35%), $4,516,000 (13%), $4,400,000 (13%), $4,229,000
(12%), and $3,575,000 (10%). In 1996, the Company earned revenue from three significant customers of $14,330,000 (29%), $10,311,000 (21%) and $4,930,000
(10%).

   In 1994, the Company earned revenues from three significant properties of $10,025,000 (28%), $7,798,000 (22%) and $6,093,000 (17%). In 1995, the Company
earned revenues from four significant properties of $11,967,000 (35%), $5,034,000 (15%), $4,516,000 (13%) and $4,229,000 (12%). In 1996, the Company
earned revenues from three significant properties of $14,330,000 (29%), $7,869,000 (16%) and $5,627,000 (11%).

   In 1996 the Company earned significant export revenues from Europe of approximately $7,000,000.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

11.  STOCK OPTION PLAN

   In 1996 the Company adopted a stock option plan ("Plan"). All regular salaried employees of the Company may, at the discretion of the compensation committee of the Board of Directors, be granted incentive and non-qualified stock options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of such shares on the grant date. Directors of the Company, consultants and other persons who are not regular salaried employees of the Company are not eligible to receive incentive stock options, but are eligible to receive non-qualified stock options.

   The maximum number of shares subject to the Plan is 1,227,695 and the Plan will terminate on August 7, 2005, unless sooner terminated by the Board of Directors. The options vest over a five-year period.

   Pursuant to the Plan, in January 1996, the Company granted options to certain employees and directors of the Company to purchase 523,750 shares of the Company's Common Stock at an exercise price of $8.00 per share, which was deemed to be the fair market value at that time. In May 1996, the Company granted options to an officer to purchase 125,000 shares and options to certain employees and directors of the Company to purchase 43,125 shares of the Company's Common Stock at $8.52 per share, which was deemed to be the fair market value at that time. Further pursuant to the plan, in May 1996, the Company granted options to an officer to purchase 92,500 shares of the Company's Common Stock at $8.52 per share, which was deemed to be the fair market value at that time. These options vest (i) upon reaching certain performance goals, (ii) upon certain extensions of the officer's employment agreement, or (iii) upon the sixth anniversary of the grant, whichever occurs earlier.

   As of December 31, 1995 and 1996, 75,000 and 856,375 shares of Common Stock were reserved for future issuances related to options, respectively.

   The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for its Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for such awards, as set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company's net loss, net loss attributable to common stock, and net loss per common share would have been increased to the pro forma amounts indicated below:

                                              Year ended December 31,
                                           ----------------------------
                                                 1996          1995
                                           --------------  ------------
NET LOSS
   As reported                              $(4,633,024)   $(1,689,176)
   Pro forma                                $(5,148,171)   $(1,689,176)

NET LOSS ATTRIBUTABLE TO COMMON STOCK
   As reported                              $(9,267,324)   $(2,000,000)
   Pro forma                                $(9,782,471)   $(2,000,000)

NET LOSS PER SHARE
   As reported                              $     (1.63)   $     (0.41)
   Pro forma                                $     (1.72)   $     (0.41)

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

    Since compensation expenses associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net loss, pro forma net loss attributable to common stock, and pro forma loss per share is not representative of the potential impact on pro forma amounts in future years, when the effect of the recognition of a portion of compensation expenses from multiple awards would be reflected.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively; dividend yields of 0% for both years; expected volatility of 33.3% and 28.7%; risk-free interest rates of 5.83% and 6.29%; and expected lives of 3 years and 8 years. The weighted average fair value of options granted during the year was $3.23 and $3.87 for the years ended December 31, 1995 and 1996, respectively.

A summary of stock option activity under the Plan is as follows:

                                                                                      Weighted Average
                                                                            Shares     Exercise Price
                                                                           --------   ----------------

Balance at January 1, 1995..............................................        --
Granted.................................................................    75,000    $     0.008
Exercised...............................................................        --
Cancelled...............................................................        --
                                                                           -------
Balance at December 31, 1995 (all exercisable)..........................    75,000

Granted.................................................................   784,375    $      8.17
Exercised...............................................................    (3,000)   $     0.008
Cancelled...............................................................        --
                                                                           -------
Balance at December 31, 1996 (including 176,750 options
exercisable at a weighted average exercise price of $4.75 per share)....   856,375

   Exercise prices for options outstanding as of December 31, 1996, ranged from $0.008 to $8.52. The weighted-average remaining contractual life of these options is 8.2 years.

   As of December 31, 1996, 443,320 shares were available under the Plan for future grants of options.


12.  RELATED PARTY TRANSACTIONS

   A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 1995 and 1996 amounted to $66,000 and $7,900, respectively. A firm in which an outside director of the Company is a partner acts as a legal consultant to the Company and fees paid to that firm during 1995 and 1996 amounted to $84,000 and $91,000, respectively. An outside director of the Company acts as a financial consultant to the Company and fees paid to that director during 1995 amounted to $22,000. No fees were paid to such director in 1996.

                                FILM ROMAN, INC.

                               DECEMBER 31, 1996

13.  SUBSEQUENT EVENT

   Following recent discussions between the Company and United Paramount Network regarding certain creative aspects of the Company's proprietary production of The Blues Brothers: The Animated Series for the 1997-98 season, the Company put
---------------------------------------
production into hiatus. The Company is reconsidering various elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $ 3.0 million at December 31, 1996. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.