Form 10-K405/A
period 1996-12-31
FILM ROMAN INC
filed 1997-04-30
CIK 1013236

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                                   (MARK ONE)

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ X ]

     As of March 24, 1997, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $6,549,400 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

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

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

  Film Roman, Inc. ("Film Roman" or the "Company") creates, develops, produces and distributes high quality, family-oriented animated television programming. Since the Company was founded by Phil Roman in 1984, it has become a leading independent animation studio in North America by producing more animated series for broadcast on the major networks of ABC, CBS, FOX and the USA Network during the 1996-97 television season than any other independent animation studio. The Company produced a total of 10 animated series for the 1996-97 season (Bobby's World, King of the Hill, The Mask (CBS), The Mask (syndication), Richie Rich, The Simpsons, BRUNO the Kid, C-Bear and Jamal, Felix the Cat and Mortal Kombat) and two specials (The Story of Santa Claus and The Magic Pearl), which are currently airing (or aired) on ABC, CBS, FOX or the USA Network, as well as in first-run syndication. Additional previously-produced Film Roman series that are currently airing during the 1996-97 television season include Garfield & Friends, Mighty Max, The Critic and Klutter. The Company has produced at least three series each season for the major networks since 1990 and, in so doing, has successfully competed against other independent studios, as well as the major studios which have financial and other resources greater than the Company.
While major studios have become more vertically integrated in recent years by combining distribution and production, the Company believes that it can compete effectively by leveraging its success and position as an independent animation studio into opportunities for growth and profitability.

  The Company believes that it has a reputation within the entertainment industry as a reliable producer of high quality animated programming, making it one of a select group of suppliers of animated programming to the major networks. This reputation in the animation industry is critical because animated series are often ordered for production without the benefit of a pilot episode. As a result, programmers rely to a significant degree on a studio's track record for producing high quality programming that is delivered on schedule and within budget. As of December 31, 1996, the Company had produced almost 600 episodes of animated programming, and will have produced in excess of that amount at the conclusion of the 1996-97 broadcast season.

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

  Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. The Company has begun producing programming for which it controls certain proprietary rights, depending on the availability of such rights (including, for example, international distribution and licensing and merchandising rights). Through the retention and exploitation of these proprietary rights, the Company believes that it can earn an attractive return on its investment and, at the same time, build a library of characters and programs that will have lasting value. Four of the 10 series the Company produced for the 1996-97 television season are proprietary--Felix the Cat (CBS), C-Bear and Jamal (FOX), BRUNO the Kid (syndication) and Mortal Kombat (USA Network). Blues Brothers: The Animated Series, which began production for the 1997-98 season, but whose production is in hiatus, is also proprietary. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Development." As of March 31, 1997, the Company had no commitments to produce any new episodes of proprietary programming for the 1997-98 television season.

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

  . CONTINUE TO PURSUE PRODUCTION OF PROPRIETARY PROGRAMMING. The Company intends to continue to pursue the production of programming for which it owns or controls some or all of the licensing and/or distribution rights ("proprietary" programming) while maintaining a base of "fee-for-services" programming. The Company believes that its profits can be enhanced by retaining some or all of the proprietary rights to its characters and programs because the Company can better exploit these rights due to its superior understanding of its properties. The Company can also optimize its investment in each of its character and program franchises by coordinating some or all licensing, merchandising, international distribution and other activities in order to maximize the value of such franchises. Moreover, by controlling proprietary rights, the Company eliminates third party agency and distributor fees and, at the same time, may capture the profits such third parties would otherwise retain. As of December 31, 1996, the Company had produced 73 half-hour episodes and 12 one-hour episodes of proprietary programming. As of March 31, 1997, the Company had no commitments to produce any new episodes of proprietary programming for the 1997-98 television season.

  . EXPLOIT LICENSING AND MERCHANDISING RIGHTS ASSOCIATED WITH CURRENT AND FUTURE PROPRIETARY PROGRAMMING. The Company intends to exploit the licensing and merchandising of its proprietary characters in order to generate revenue and to increase the popularity of its characters and programs. By licensing its proprietary characters to select manufacturers and distributors of consumer products such as toys, apparel, school supplies, housewares and books, the Company seeks to capture a portion of the growing licensing and merchandising market which features entertainment properties, such as animated characters. In 1996, this segment of the merchandising and licensing market had retail sales in the United States and Canada of approximately $16.7 billion. Through December 31, 1996, the Company derived no significant revenue from these activities.

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

  . ESTABLISH STRATEGIC ALLIANCES WITH THIRD PARTIES. The Company intends to pursue business opportunities through which it can gain access to additional channels of domestic and international distribution and through which it can share more of the costs of developing and producing proprietary programming. Such opportunities may, for example, involve co-development, co-financing and co-production arrangements that allow the Company to utilize its creative talent to develop popular characters with respect to which the Company retains a portion of the proprietary rights. In turn, the Company may grant the remaining proprietary rights to a strategic partner who, in exchange for such rights, may share more of the development and production costs with the Company or may provide the Company with access to new channels of distribution.

  . PURSUE NEW BUSINESS OPPORTUNITIES WHILE MINIMIZING FINANCIAL RISK. The Company intends to pursue new business opportunities with the goal of minimizing the Company's financial risk yet allowing for significant upside. With the growth of new outlets and forms of entertainment, both domestically and internationally, Film Roman will continue to pursue new opportunities to exploit its characters as they arise. The Company intends to pursue new business opportunities beyond the production of animated television programming, particularly those which capitalize on the Company's proprietary rights. The Company intends to minimize the financial risk associated with such opportunities through various means, including the receipt by the Company of commitments from third parties to cover its direct costs of production prior to commencing production. Although the Company continuously explores new ideas and seeks new business opportunities outside animated television programming, the Company has no material obligations to produce new projects, except as described in this Report.

  . BUILD A LIBRARY. The Company is beginning to build a library of proprietary programs which can be licensed and relicensed in the growing television marketplace. The Company's ownership and control of distribution rights, coupled with the Company's enduring and popular characters, should provide permanent and increasing value for the Company's programming. The Company believes that, as the number of exhibition outlets grows domestically and internationally, its library will become increasingly valuable especially as the need to fill more time periods with repeat programming increases.

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

  Children are the primary target market for animated television programming. Nielsen data indicate that children aged two to eleven are the nation's heaviest consumers of television. Growth in advertising spending targeted at children and the expansion in the number of television channels dedicated to children's programming around the world have caused an increase in the demand for animated television programming.

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

  Increases in cable and satellite channels worldwide and the privatization, new entry and expansion in the international broadcast, satellite and cable industry are providing additional opportunities for growth for animation companies, especially those companies which own and distribute their own programs. Notwithstanding the opportunities for potential growth in the animated programming industry, other factors exert contrary pressures on the number of "time slots" available for animated programming. See "--United States Television"; "--Risks Related to the Business--Limited Number of Time Slots for Children's and Animated Television Programming; Impact of FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances"; "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings."

  UNITED STATES TELEVISION

  The United States television market is served primarily by the major networks, syndicators, cable television and direct broadcast satellite. Recent increases in the number of cable and satellite channels have provided additional available "time slots" for programming, including animated programming. Notwithstanding the foregoing, the increase in the number of available time slots for programming has generally resulted in a reduced number of viewers watching any one program. As a result, recent industry reports indicate that there has been a significant decline in the ratings of most programming offered by many United States broadcasters during the 1996-97 season and a significant increase in the competition for ratings among broadcasters of children's programming. Accordingly, the Company believes that the recent lack of ratings performance and the increased competition among children's broadcasters will result in even fewer time slots available for animated programming during the 1997-98 television season. See "--Risks Related to the Business--Limited Number of Time Slots for Children's and Animated Television Programming; Impact of FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances"; "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings."

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

  Syndication. Syndication provides an important first-run, as well as repeat, broadcast market for animated programs. Traditionally, syndication has been populated by programs that support merchandise and whose characters are featured in toy lines, apparel and other consumer products. In the 1996-97 season, syndicators such as Buena Vista Television Distribution, Saban Entertainment, Bohbot Entertainment and Claster Television are distributing some of the top-rated children's programs, both Monday through Friday and on Saturdays and Sundays.

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

  INTERNATIONAL TELEVISION

  The growth in the number of international television outlets has created additional global demand for animated programming. The privatization of the international television industry has encouraged a ratings/revenue-oriented focus among international broadcasters, thereby increasing the demand for high-quality television entertainment. Animated programs produced in the United States have enjoyed wide acceptance internationally. In addition, the international market has experienced an increase in the number of cable and satellite programming services. These added programming services have created an opportunity for distributors, including the Company, to license simultaneously both traditional broadcast and satellite programming rights within the same territory. United States producers work in collaboration with their international peers to develop and produce programs for initial run simultaneously throughout the world. International television, cable, satellite and home video sales of an animated program produced in the United States can account for half or more of the revenue for a given program.

  LICENSING AND MERCHANDISING

  Due to the significant revenue that can be generated from licensing and merchandising television characters, producers and owners of animated characters seek to drive sales of toys and other licensed products through the production and distribution of programs featuring their characters. According to "The Licensing Letter" (a licensing and merchandising trade periodical that is published monthly), United States and Canadian retail sales of products derived from licensed entertainment/character properties were approximately $16.7 billion in 1996. Numerous programs (such as The Teenage Mutant Ninja Turtles, G.I. Joe, Power Rangers, Sonic the Hedgehog and Transformers) were initially produced in large part to support the sales of merchandise associated with these programs.

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

                   FILM ROMAN ANIMATED TELEVISION PRODUCTION


 FILM ROMAN ANIMATED TELEVISION PRODUCTION

 ============================================================================================================================
           SERIES             EPISODES IN                                    CURRENT                    PROGRAM
                              PRODUCTION                                  BROADCASTER(S)               DESCRIPTION
                              FOR 1996-97   PROGRAM         YEARS        (AND SYNDICATOR,
                              SEASON(1)    SCHEDULE(2)    ON AIR(3)       AS APPLICABLE)
-----------------------------------------------------------------------------------------------------------------------------

"Fee-For-Services Programming":
-----------------------------------------------------------------------------------------------------------------------------


Bobby's World                 3            Mon.-Fri.           7         FOX                  Emmy nominated series
                                                                                              starring Howie Mandel.
-----------------------------------------------------------------------------------------------------------------------------
King of the Hill              13             Sunday             1        FOX                  Prime-time series based on
                                                                                              characters created by Mike
                                                                                              Judge, creator of Beavis &
                                                                                              Butthead
-----------------------------------------------------------------------------------------------------------------------------
The Mask                       9            Saturday            2        CBS

--------------------------------------------------------------------------------------------  Based on the blockburser
The Mask                      30            Mon.-Fri.           1        First-run            film starring Jim Carrey.
                                                                         Syndication
                                                                         (Bohbot)
-----------------------------------------------------------------------------------------------------------------------------
Richie Rich                   13            Saturday            1        First-run            Cartoon shorts based on
                                                                         Syndication          Harvey Comics' classic
                                                                         (Claster)            character.
-----------------------------------------------------------------------------------------------------------------------------
The Simpsons                  24             Sunday        5/(4)/        FOX                  Emmy award-winning series
                 ---------------------------------------------------------------------------- starring Homer, Marge,
                               0            Mon.-Fri.      5/(4)/        Syndication          Bart, Lisa and Maggie
                                                                         (Twentieth           Simpson.
                                                                          Television)
----------------------------------------------------------------------------------------------------------------------------
The Critic                      0            Schedule            2       Comedy Central       Highly acclaimed series
                                             varies                                           which originally aired on
                                                                                              ABC in prime-time
                                                                                              featuring the voice of Jon
                                                                                              Lovitz.
-----------------------------------------------------------------------------------------------------------------------------
Garfield & Friends              0            Mon.-Fri.           7       Cartoon Network      Emmy award-winning series
                                                                         and TBS              featuring that lazy, lasagna -
                                                                                              eating cat.
-----------------------------------------------------------------------------------------------------------------------------
Mighty Max                     0            Mon.-Fri.           3        USA Network          Based on Mattel's popular
                                                                                              children's toy line.
-----------------------------------------------------------------------------------------------------------------------------
Klutter                        0            Mon.-Fri.           2        FOX                  Cartoon comedy starring a
                                                                                              pile of clothes that comes to
                                                                                              life.
==============================================================================================================================

                                                                     Table and footnotes to table continue on following page.

                                 EPISODES IN                                    CURRENT
                                  PRODUCTION                      YEARS      BROADCASTER(S)
                                 FOR 1996-97       PROGRAM         ON       (AND SYNDICATOR,          PROGRAM
         SERIES                   SEASON(1)      SCHEDULE(2)     AIR(3)      AS APPLICABLE)          DESCRIPTION
====================================================================================================================================


"PROPRIETARY PROGRAMMING":
-----------------------------------------------------------------------------------------------------------------------------------

BRUNO the Kid                  36              Mon.-Fri.          1         First-run                 Features voice and persona of
                                                                            Syndication (Active       Bruce Willis as a 12-year old
                                                                            Entertainment)            spy.
------------------------------------------------------------------------------------------------------------------------------------

C-Bear and Jamal               10              Saturday       1/(5)/        FOX                       Features the voice of rap
                                                                                                      star
                                                                                                      Tone Loc as a street-wise
                                                                                                      teddy bear.
-----------------------------------------------------------------------------------------------------------------------------------
Felix the Cat                   8              Saturday           2         CBS                       Features the wonderful,
                                                                                                      wonderful cat popular with
                                                                                                      children and adults for
                                                                                                      decades.
-----------------------------------------------------------------------------------------------------------------------------------
Mortal Kombat                  13              Sunday             1         USA Network               Loosely based on the hit
                                                                                                      video game
====================================================================================================================================

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


  During the 1996-97 season, the Company also began production (now in hiatus) of 13 episodes of Blues Brothers: The Animated Series (based on the Dan Aykroyd and John Belushi characters). In addition, the Company is currently scheduled to produce for FOX 24 new episodes of The Simpsons, 22 new episodes of King of the Hill and 10 new episodes of Bobby's World for the 1997-98 season. As March 31, 1997, the Company has not entered into any commitments to produce any new episodes of The Mask, Richie Rich, BRUNO the Kid, C-Bear and Jamal, Felix the Cat or Mortal Kombat for the 1997-98 season, although the 13 previously-produced episodes of C-Bear and Jamal are currently scheduled to air on FOX during the 1997-98 season.

PRINCIPAL ELEMENTS OF THE COMPANY'S BUSINESS

  The Company's business of creating, developing, producing and distributing high quality, family-oriented animated television programming, together with the exploitation of any proprietary rights controlled by the Company, is described in the sections below and includes: (i) acquiring, creating and developing programming properties; (ii) funding a portion of the production costs of proprietary programming; (iii) producing its programs; (iv) distributing its programming domestically and internationally; (v) licensing and merchandising the rights to its proprietary programs; (vi) developing product for feature films; (vii) developing and licensing distribution rights to interactive software products; and (viii) building a library.

  ACQUISITION, CREATION AND DEVELOPMENT OF PROGRAMMING

  The Company pursues ideas and properties it believes feature unique and popular characters with broad appeal. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the industry, many creators, rightsholders and even broadcasters bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing character, such as Felix the Cat, develop internally a new character based on an existing persona or consumer product, such as C-Bear and Jamal and Mighty Max, respectively, or create or acquire an entirely new idea or character.

  Once the Company has created a new property or acquired the rights to an existing property, the Company begins development by preparing a presentation to "pitch" the project to targeted domestic broadcasters (and, on some occasions, to international broadcasters and product licensees). These presentations generally consist of artwork featuring character designs and "set-ups" (characters in a story scene) and may also include a brief written description of the characters and sample storylines. If a broadcaster is interested in developing an idea further, it will acquire an exclusive option to order the production of episodes based upon the idea and will agree to reimburse the Company for a portion of the further development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the later stages of development and will have the right to approve the selection of writer, director and voice-over actors and the creation of a pilot script. The creation, acquisition and development of a new program normally occurs during a period of three to twelve months (usually averaging approximately six months).

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

  For its proprietary programming, the Company generally does not commence production unless the Company has obtained commitments to cover at least 50% of the Company's direct production costs through a combination of one or more of the following sources: (i) network, cable, syndication, or other license fees for audiovisual exploitation of the program in the United States, (ii) licensing of merchandising, home video, and international distribution and interactive rights, and (iii) strategic partners. For example, production costs for the Company's first two proprietary programs, Felix the Cat and C-Bear and Jamal, were substantially covered prior to production by a combination of domestic licensing commitments from the Networks and international distribution arrangements. With capital provided by a 1995 equity private placement, the Company was able to cover the balance of production costs without having to sell its other proprietary rights, including licensing and merchandising rights for C-Bear and Jamal. Through the retention and exploitation of these rights, the Company seeks to earn an attractive return on its investment while at the same time building a library of programming which will have lasting value. Although historically the Company produced almost all of its programming on a "fee-for-services" basis, as of December 31, 1996, the Company had delivered 73 half-hour episodes and 12 one-hour episodes of proprietary programming, substantially all of which aired during the 1996-97 television season. As of March 31, 1997, the Company had no commitments to produce any new episodes of proprietary programming for the 1997-98 television season.

  While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its remaining rights. Reasons the Company may not cover its costs include: (i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; or (iii) a licensee may not effectively market and distribute the Company's programming domestically or internationally. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the United States broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the United States for a sufficient period in order to meet these contractual conditions.

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

  DISTRIBUTION OF PROPRIETARY PROGRAMMING

     Domestic Television Distribution. Prior to commencing production of its proprietary programming, the Company generally licenses broadcast rights to a United States broadcaster. See "--Funding Production--Proprietary Programming." License fees paid by Networks and cable networks for the Company's proprietary programming can cover as much as 50% of the Company's direct production costs. In some cases, however, the license fees can be less than 20% of the Company's direct production costs. License fees paid by first-run syndicators for the Company's proprietary programming generally cover less than 50% of the Company's direct production costs, and, under certain circumstances, first-run syndicators pay no license fees. The Company may choose to enter into such a no-license-fee arrangement when it can share in a portion of the revenues generated from the sale of advertising aired by a syndicator during the broadcast of the Company's programming and when the Company has obtained financing to cover a portion of its direct production costs from sources other than the syndicator. If the Company's program is highly rated in syndication, the Company may earn more in revenues from advertisers (since those advertisers will often be willing to pay higher fees to have their commercials aired during the broadcast of the Company's program) than the Company would have earned in revenues from a license fee arrangement with a syndicator that does not require the syndicator to share advertising revenues with the Company. Conversely, however, if the Company's program is poorly rated in syndication, the Company will likely earn less in revenues than if it had negotiated to receive a license fee.

     The license agreement typically includes provisions governing the license fee, the term during which the program will be broadcast, the number of episodes and the territories in which the episodes will be broadcast. Upon the expiration of an initial broadcast license, the exhibition rights for the applicable program revert to the Company and are available for relicensing. In 1995, substantially all of the Company's revenue was generated from the domestic distribution of its programming to United States television broadcasters. In 1996, approximately 15% of the Company's revenue was generated from sale of licenses of proprietary programs to international broadcasters and/or distributors.

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

  INTERACTIVE PRODUCTS

  In 1995, Film Roman established an interactive division to produce high-quality interactive software products for consumer use. Such products may feature characters from the Company's programs or may introduce new characters which may become the basis for the development of future television series and marketed to broadcasters. The Company recently ceased production of the interactive division's two game titles that were being produced for International Business Machines ("IBM") due to IBM's re-evaluation of its investments in the CD-ROM game segment in favor of the educational software segment for children and families. Nonetheless, the Company continues to pursue production and distribution relationships for the two titles that were previously in production. Prior to December 31, 1995, the Company derived no revenue from its interactive division, and for the year ended December 31, 1996, the Company earned $2.3 million in revenue from its interactive division. As of March 31, 1997, there were no interactive software products in production.

  LIBRARY

  A library of proprietary programming can provide a future revenue stream as such programs are re-licensed for broadcast after the expiration of the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. The Company began building its library in 1993 with the production of Animated Classic Showcase, a restoration of existing classic Russian animation. The Company added to its library the proprietary programming it produced during the 1995-96 season, including three episodes of C-Bear and Jamal and 13 episodes of Felix the Cat. In addition, during the 1996-97 season, the Company added (or will add) to its library 10 episodes of C-Bear and Jamal, 8 episodes of Felix the

Cat, 36 episodes of BRUNO the Kid and 13 episodes of Mortal Kombat. Revenues generated from the proprietary programs in the Company's library were $5.6 million (including $3.6 million from domestic television distribution) and $15.0 million (including $7.3 million from domestic television distribution) for the years ended December 31, 1995 and 1996, respectively. See "The Company's Television Programming."

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


                                  Number of                                                       Licensing
           Series                 Episodes         Domestic             International                and
           Title                  Produced       Distribution           Distribution            Merchandising   Interactive
----------------------------   ---------------   ------------           -------------           -------------   -----------
                                                      TV        Home     TV       Home
                                                                Video             Video
===========================================================================================================================
Animated Classic Showcase      12 (x 1 hr.)            X          X       X         X                X               X
---------------------------------------------------------------------------------------------------------------------------
Felix the Cat                  21 (x  1/2 hr.)         X          X       X         X                                X
---------------------------------------------------------------------------------------------------------------------------
C-Bear and Jamal               13 (x  1/2 hr.)         X          X       X         X                X               X
---------------------------------------------------------------------------------------------------------------------------
BRUNO the Kid                  36 (x  1/2 hr.)         X          X       X         X                X               X
---------------------------------------------------------------------------------------------------------------------------
Mortal Kombat                  13 (x  1/2 hr.)         X          X       X         X
===========================================================================================================================

GOVERNMENT REGULATIONS

  The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules, effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major United States television networks (ABC, CBS and NBC) to own (or to be owned by) a syndicated television programmer and to own financial interests in programming aired on their networks. The full impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been, and it is expected that there will continue to be an increase in-house productions of television programming for the networks' own use and in the network programs in which a network holds a financial interest. The Company believes that this change has had a negative impact on the Company's business to the extent that the networks target children's programming.

  Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the implementing rules issued by the FCC. These rules, which were amended in August 1996 and became effective in part in January 1997 and will become effective in part in September 1997, strongly encourage broadcasters (through license renewal procedures) to offer at least three hours per week of regularly-scheduled programming specifically designed to serve the educational and informational needs of children aged 16 and under and identified as such. As a result, while the Company is not subject to the direct jurisdiction of the FCC, the content of the Company's programming may be affected by these rules in order for the Company to place programs on FCC-licensed stations. See "Risk Factors--Limited Number of Time Slots for Children's and Animated Television Programming; Impact of New FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances."

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

TRADEMARKS

  The Company has applications pending with the United States Patent and Trademark Office to register several trademarks, including Film Roman, C-Bear and Jamal, King of the Hill and BRUNO the Kid. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Garfield, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat and Mighty Max.

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

  LIMITED NUMBER OF TIME SLOTS FOR CHILDREN'S AND ANIMATED TELEVISION PROGRAMMING; IMPACT OF FCC REGULATIONS REQUIRING EDUCATIONAL CONTENT PROGRAMMING; VERTICAL INTEGRATION AND STRATEGIC ALLIANCES. Film Roman competes for time slots with a variety of companies which produce animated or live-action television programming. The number of outlets available to producers of animated programming has expanded in the last decade due, in part, to growth in the number of broadcast and cable networks. However, the number of time slots currently allocated to children's and/or animated television programming remains limited (a "time slot" being a broadcast time period for a program that either airs five times per week (Monday through Friday) or once per week (usually on the weekend)). Based on the Southern California television market, for the 1996-97 season, children's and/or animated programming occupied: (i) approximately 47 time slots each week on the Networks; (ii) approximately 24 time slots (excluding time slots primarily occupied by repeat programming) each week on cable networks, such as USA Network, Nickelodeon and HBO; and (iii) approximately 40 time slots in syndication, offered by such syndicators as Buena Vista Television Distribution, Saban Entertainment, New World Entertainment and Bohbot Entertainment. See "--Animation Industry Overview." For the 1996-97 television season, the Company's programming currently occupies six Network time slots, one cable time slot and three syndication time slots. The Company believes that there will be even fewer time slots available for animated programming during the 1997-98 season. See "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings." As of March 31, 1997, the Company's programming is scheduled to occupy four Network time slots during the 1997-98 season.

  Certain rules of the FCC adopted in August 1996 which became effective in part in January 1997 and will become effective in part in September 1997 may adversely affect the number of time slots available for the Company's animated productions. These regulations strongly encourage broadcasters (through license renewal procedures) to offer at least three hours per week of programming specifically designed to serve the educational and informational needs of children aged 16 and under, to identify each program as such, to schedule such programming weekly, and to offer such programming in 30-minute formats. While the full impact of the new regulations on aggregate demand for children's programming remains uncertain, it is possible that programming qualifying for the new FCC requirements will have a competitive advantage over non-qualifying programs, and that this could diminish the number of time slots available for the Company's existing programs, thus intensifying the strong competition for the remaining time slots. On the other hand, the Company has three properties in development which it expects will qualify under the new regulations and which it is seeking to produce for future seasons; the new regulations may enhance the prospect that these programs will be produced and broadcast. See "--Principal Elements of the Company's Business--Acquisition, Creation and Development of Programming;--Government Regulations"; "--Recent Developments in the Animation Industry; Increased Competition Among Broadcasters of Animated Programming for Ratings."

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

  DECLINING VALUE OF LICENSE FEE AGREEMENTS AND INCREASING CONTROL OF PROPRIETARY RIGHTS BY BROADCASTERS. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with an increased number of available time slots for programming, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC have decreased. There continues to be intense competition for the time slots offered by the Networks, especially FOX, CBS and ABC. This trend has continued to depress license fees to a level which may make it difficult for financing certain proprietary programs. Moreover, broadcasters have recently begun to demand a greater percentage of the revenue generated from the exploitation of proprietary rights associated with the programs which they license, and may seek to control and exploit all of the proprietary rights associated with programs which they license. These industry-wide trends, should they continue, may have a significant adverse impact on the Company's business, results of operations and financial condition.

  POSSIBLE DECLINE IN DEMAND FOR CURRENT PROGRAMS AND UNCERTAINTY OF ACCEPTANCE OF NEW PROGRAMS; NEILSEN RATINGS. Substantially all of the Company's revenue has been derived from the production and distribution of animated television programs. Each production is an individual artistic work, and there can be no assurance that the Company will be able to continue to create entertaining episodes for its existing programs or new programs that appeal to broadcasters. Since a program's existing (or expected) Neilsen rating is one of the most significant factors that an advertiser considers in determining what it is willing to pay for commercial time during a program's broadcast, a program's existing (or expected) Neilsen rating is an important factor which a broadcaster considers in determining whether or not to license or renew a program. In addition, since producers of syndicated programs often receive payments from syndicators based on a share of the revenue derived from advertisers whose commercials air during a program's broadcast, Neilsen ratings can play an even greater role in determining what programs will be aired in syndication. As a result, the Company attempts to create, develop and produce programs that will perform well in the Neilsen ratings system. The Neilsen ratings associated with the Company's productions, as well as the ultimate commercial success of its productions, depend on a variety of factors, including audience reaction, competing programs, other forms of entertainment, and other factors beyond the Company's control. There can be no assurance that the Company's programs will obtain favorable Neilsen ratings or that broadcasters will license the rights to broadcast any of the Company's programs in development or will renew licenses to broadcast programs currently produced by the Company. The Company experienced low ratings on BRUNO the Kid which had a significant negative impact on the overall financial success of the series during the 1996-97 television season. While the Company's series C-Bear and Jamal performed well in the ratings, FOX nonetheless made the decision to move the program from its Saturday morning time slot to a Friday morning time slot for the 1997-98 broadcast season. Even if licenses to broadcast the Company's existing programming are renewed, the popularity of a particular program and its Neilsen rating may diminish. It is likely that a decrease in the popularity of the Company's programming will result in reduced revenue generated by the Company's licensing, merchandising, distribution and other activities associated with such programs.

  RECENT DEVELOPMENTS IN THE ANIMATION INDUSTRY; INCREASED COMPETITION AMONG BROADCASTERS OF ANIMATED PROGRAMMING FOR RATINGS. Due to the increase in both the number of broadcasters and the number of time slots devoted to children's programming, including animated programming, recent industry reports indicate that there has been a significant decline in the ratings of most programming offered by many broadcasters during the 1996-97 season. For example, industry articles have reported that CBS and WB are disappointed with the ratings being achieved by their 1996-97 programs, that UPN has obtained less-than-expected market share for its 1996-97 programs and that USA Network has not achieved ratings sufficient to generate profitable time slots for the animated programming that it airs. Moreover, the Company believes that its syndicated series, BRUNO the Kid, failed to achieve anticipated ratings levels, in part because it was placed in time slots which historically have not generated high ratings and in part because the program faced competition from other popular programming aired during the same time slots.

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

                                    PART II

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


                                                                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                                 1992            1993           1994           1995           1996
                                                                 ----            ----           ----           ----           ----

                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue................................................   $   21,943     $   27,867     $   36,201     $   34,341     $   49,698
  Expenses:
    Cost of revenue......................................   $   20,716         25,675         33,190         33,156         50,779
    Selling, general and administrative expenses.........          699          1,368          1,829          2,963          3,850
                                                             ---------     ----------     ----------     ----------     ----------

  Operating income (loss)................................          528            824          1,182         (1,778)        (4,931)
  Interest income (expense), net.........................          (16)           (21)           (28)            89            298
                                                             ---------     ----------     ----------     ----------     ----------

  Income (loss) before provision for income taxes........          512            803          1,154         (1,689)        (4,633)
  Provision for income taxes.............................           --             --             --             --             --
                                                             ---------     -----------    -----------    -----------    -----------

  Net income (loss)......................................          512            803          1,154         (1,689)        (4,633)
  Net income (loss) attributable to common stock (1).....   $      307     $      482     $      692     $   (2,000)    $   (9,267)
                                                             =========     ==========     ==========     ==========     ==========

  Net income (loss) per  common share(1)(2)..............   $     0.06     $     0.10     $     0.14     $    (0.41)    $    (1.63)
                                                            ==========     ==========     ==========     ==========     ==========

  Weighted average number of shares
  outstanding............................................    4,824,519      4,824,519      4,824,519      4,824,519      5,681,170)
                                                            ==========     =========      ==========     ==========     ==========


                                                                                       AS OF DECEMBER 31,
                                                           -------------------------------------------------------------------------
                                                               1992              1993           1994           1995           1996
                                                            -------        ----------     ----------     ----------     ----------
BALANCE SHEET DATA (AT END                                                               (IN THOUSANDS)
 OF PERIOD):
  Cash and cash equivalents..............................   $     463      $      448     $      436     $    5,176     $   13,739
  Film costs, net of amortization........................       7,660          10,603         12,382         12,379         21,269
  Total assets...........................................       8,608          11,832         13,694         18,950         42,817
  Short-term debt........................................         356           1,270          1,363          1,737             --
  Redeemable Preferred Stock.............................          --              --             --          6,749             --
  Stockholders' equity...................................         345             784          1,691          1,832         23,787


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

RECENT DEVELOPMENT

  Following recent discussions between the Company and UPN regarding certain creative aspects of the Company's proprietary production of Blues Brothers: The Animated Series for the 1997-98 season, the Company put production into hiatus. The Company is reconsidering various elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $3.0 million at December 31, 1996 and approximately $5.3 million at March 31, 1997. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

  The directors and executive officers of the Company are identified below:

             Name                 Age                        Position (1)
-------------------------------   ---   ------------------------------------------------------
Phil Roman.....................    66   President, Chief Executive Officer and Chairman of the
                                        Board of Directors (Class III Director)
William Schultz................    36   Executive Vice President
Jon F. Vein....................    33   Senior Vice President
Jacqueline Blum................    35   Senior Vice President--Worldwide Licensing and
                                        Marketing
Gregory Arsenault..............    39   Senior Vice President--Finance and Administration
Robert Cresci (3)..............    53   Class I Director
Dixon Q. Dern (2)..............    68   Class III Director
Dennis W. Draper (2)...........    48   Class II Director
Theodore T. Horton, Jr.  (2)...    45   Class I Director
Peter Mainstain (3)............    49   Class II Director

-------------------------------
(1) Each director holds office until his resignation or removal and until his successor shall have been duly elected and qualified. Elections with respect to the Class I Directors, Class II Directors and Class III Directors will be held at the annual meeting of stockholders in 1997, 1998, and 1999, respectively.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.

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

  Robert Cresci--Director. Mr. Cresci has been a Director of Film Roman since August 1995 and has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the board of directors of Bridgeport Machines, Inc., Serv-Tech, Inc., EIS International, Inc., Sepracor, Inc., Vestro Natural Foods, Inc., Olympic Financial, Ltd., GeoWaste, Inc., Hitox, Inc., Natures Elements, Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc. and Educational Medical, Inc.

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

  In connection with the non-cash redemption of certain shares of senior preferred stock of the Company held by Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holding Inc. and Declaration of Trust for Defined Benefit Plans of Zeneco Holding Inc. (collectively, the "Pecks Affiliate") and by BCI Growth, III, L.P. (the "BCI Affiliate", and together with the Pecks Affiliate, the "Affiliate") following the Company's initial public offering, the Company and each Affiliate agreed that each Affiliate has the right to designate one director to the Board, and the Company has agreed to nominate such designated director to the Board and to use all reasonable efforts to cause the Board to recommend to the stockholders that such stockholders vote in favor of such designated director. If the Pecks Affiliate transfers in excess of 264,011 shares of Common Stock or if the BCI Affiliate transfers, in excess of 264,009 shares of Common Stock, then the Company and such Affiliate have agreed that: (i) in the event the annual meeting of stockholders at which such Affiliate's designated director is to be placed on the ballot for election has not yet been held, such Affiliate will not have the right to designate a director (and the Company shall not be required to nominate such director); and (ii) in the event such annual meeting of stockholders has been held, the Affiliate will, if requested by the Company, use all reasonable efforts to cause such director to resign from the Board.

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

  To the Company's knowledge, based solely on the Company's review of such reports or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1996 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of April, 1997.


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



/s/   PHIL ROMAN             President, Chief Executive Officer and   April 28, 1997
--------------------------   Director (Principal Executive Officer)
      Phil Roman
 /s/  GREGORY ARSENAULT          Senior Vice President--Finance       April 28, 1997
--------------------------    Administration (Principal Accounting
      Gregory Arsenault             and Financial Officer)
 /s/  ROBERT CRESCI                         Director                  April 28, 1997
--------------------------
      Robert Cresci
 /s/  DENNIS DRAPER                         Director                  April 28, 1997
--------------------------
      Dennis Draper

--------------------------                  Director
      Theodore T. Horton, Jr.
 /s/  PETER MAINTAIN                        Director                  April 28, 1997
--------------------------
      Peter Mainstain
 /s/  DIXON Q. DERN                         Director                  April 28, 1997
------ --------------------
      Dixon Q. Dern