Form 10-Q
period 1997-03-31
FILM ROMAN INC
filed 1997-05-15
CIK 1013236

================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

     As of April 30, 1997, 8,454,690 shares of common stock, par value $.01 per share, were issued and outstanding.


================================================================================

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements....................................................   3

         Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997
            (unaudited)..........................................................   3

         Consolidated Statements of Operations for the Three Months Ended
            March 31, 1996 and 1997 (unaudited)..................................   4

         Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 1996 and 1997 (unaudited)..................................   5

         Notes to Consolidated Financial Statements..............................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................   8

                          PART II.  OTHER INFORMATION


Item 1 - 5 Not Applicable

Item 6.  Exhibits and Reports on Form 8-K........................................  12


Signatures....................................................................... S-1

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,      MARCH 31,
                                                                                              1996            1997
                                                                                          -------------   -------------
                                                                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents.......................................................          $ 13,738,927    $  8,264,215
Accounts receivable.............................................................             6,956,409       4,861,806
Film costs, net of accumulated amortization of $169,094,868 (December 31,
1996) and $180,752,235 (March 31,1997)..........................................            21,268,945      20,732,648
Property and equipment, net of accumulated depreciation and
amortization of $934,192 (December 31, 1996) and $988,004 (March 31,
1997)...........................................................................               537,389         510,901
Deposits and other assets.......................................................               315,625         359,712
                                                                                          ------------    ------------

Total assets....................................................................          $ 42,817,295    $ 34,729,282
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable................................................................          $  3,790,136    $  1,230,281
Accrued expenses................................................................             1,830,314       1,483,846
Deferred revenue................................................................            13,409,592       8,668,330
                                                                                          ------------    ------------

Total liabilities...............................................................            19,030,042      11,382,457



Stockholders' equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
     none issued................................................................                     -               -

Common stock, $0.01 par value, 20,000,000 shares authorized,
     8,449,690 shares issued and outstanding at December 31,1996 and
     March 31, 1997.............................................................                84,498          84,498

Additional paid-in capital......................................................            36,305,684      36,305,684

Accumulated deficit.............................................................           (12,602,929)    (13,043,357)
                                                                                          ------------    ------------

          Total stockholders' equity............................................            23,787,253      23,346,825
                                                                                          ------------    ------------

          Total liabilities and stockholders' equity............................          $ 42,817,295    $ 34,729,282
                                                                                          ============    ============




                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------   ------------
Revenue..................................................   $7,460,762    $12,095,662

Cost of revenue..........................................    7,110,707     11,657,367

Selling, general and administrative expenses.............      851,215      1,030,441
                                                            ----------    -----------

Operating loss...........................................     (501,160)      (592,146)

Interest income..........................................       45,768        151,718

Interest expense.........................................      (15,854)             -
                                                            ----------    -----------

Loss before provision for income taxes...................     (471,246)      (440,428)

Provision for income taxes...............................            -              -
                                                            ----------    -----------

Net loss.................................................   $ (471,246)   $  (440,428)
                                                            ==========    ===========


Accretion of the difference between the carrying value
and the liquidation value of the Class A Redeemable
Preferred Stock..........................................      242,414              -

Class A Redeemable Preferred Stock Dividend..............      240,000              -

Net loss attributable to common stock....................   $ (953,660)   $  (440,428)
                                                            ==========    ===========

Net loss per share.......................................       $(0.20)        $(0.05)
                                                            ==========    ===========

Weighted average number of shares outstanding............    4,824,519      8,449,690
                                                            ==========    ===========


                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
                                                                                       1996           1997
                                                                                   ------------   -------------
OPERATING ACTIVITIES:
Net loss........................................................................   $  (471,246)   $   (440,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization...................................................        47,096          53,812
Amortization of film costs......................................................     7,110,707      11,657,367
Changes in operating assets and liabilities:
  Accounts receivable...........................................................      (152,601)      2,094,603
  Film costs....................................................................    (6,825,947)    (11,121,070)
  Deposits and other assets.....................................................       (27,032)        (44,087)
  Accounts payable..............................................................       166,019      (2,559,855)
  Accrued expenses..............................................................       558,087        (346,468)
  Deferred revenue..............................................................      (623,613)     (4,741,262)
                                                                                   -----------    ------------
    Net cash provided by (used in) operating activities.........................     1,028,696      (5,447,388)

INVESTING ACTIVITIES:
Additions to property and equipment.............................................      (245,508)        (27,324)
                                                                                   -----------    ------------
  Net cash used in investing activities.........................................      (245,508)        (27,324)

FINANCING ACTIVITIES:
Proceeds from issuance of Class A Redeemable Preferred Stock and
  Warrants, net of issuance costs...............................................        (1,628)              -
Borrowings under debt...........................................................     1,000,000               -
Repayments on debt..............................................................    (2,250,434)              -
                                                                                   -----------    ------------
  Net cash used in financing activities.........................................    (1,252,062)              -
                                                                                   -----------    ------------
Net decrease in cash............................................................     ( 468,874)     (5,474,712)
Cash and cash equivalents at beginning of period................................     5,176,090      13,738,927
                                                                                   -----------    ------------
Cash and cash equivalents at end of period......................................   $ 4,707,216    $  8,264,215
                                                                                   ===========    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest....................................................................   $    44,545    $          -
                                                                                   -----------    ------------
    Income taxes................................................................   $         -    $        800
                                                                                   -----------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     For the three months ended March 31, 1996, the Company accrued dividends of $240,000 on the outstanding shares of its Class A Redeemable Preferred Stock and $150,000 on the outstanding shares of its Class B Convertible Preferred Stock. In addition, the Company recorded accretion of the difference between the carrying value and the liquidation value of $242,414 on the outstanding shares of its Class A Redeemable Preferred Stock.

                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiary Film Roman, Inc., a California corporation ("Film Roman California"). The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three months ended March 31, 1996 and 1997 and the cash flows for the three months ended March 31, 1996 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

     For the three months ended March 31, 1996, per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, and is calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the three months ended March 31, 1996, the net loss per common share gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $242,414 and to the accrual of dividends of $240,000 on the Class A Redeemable Preferred Stock.

     For the three months ended March 31, 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earning per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of FAS 128, basic and diluted EPS would have been the same for the three months ended March 31, 1996 and 1997 as the reported amounts for such periods.

(3) - FILM COSTS

        The components of unamortized film costs consist of the following:

                                                 AS OF          AS OF
                                              DECEMBER 31,    MARCH 31,
                                                  1996           1997
                                              ------------   -----------
                                                             (unaudited)
Animated film productions released,
         less amortization.................    $ 7,946,483   $ 7,880,651
Animated film productions in process.......     13,069,981    12,525,503
Animated film productions in development...        252,481       326,494
                                               -----------   -----------
                                               $21,268,945   $20,732,648
                                               ===========   ===========


(4) - BLUES BROTHERS:  THE ANIMATED SERIES

     Following discussions between the Company and United Paramount Network regarding certain creative aspects of the Company's proprietary production of Blues Brothers: The Animated Series for the 1997-98 season, the Company put production into hiatus in March 1997. The Company is reconsidering various creative elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $5.3 million at March 31, 1997. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, among other things, the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered in 1997 and 1998); production fees, services and costs; and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Actual results could differ materially from these forward-looking statements.


GENERAL

     The Company creates, develops, produces and distributes high quality, family-oriented animated television programming. Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $500,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

     The Company produces a limited number of television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

1997 AND 1998 PRODUCTION AND DELIVERIES

     The Company has completed production of substantially all of the 159 episodes of programming that it committed to produce and deliver for the 1996-97 broadcast season. The Company has begun production of 56 episodes of fee-for-services programming which are currently scheduled to air during the 1997-98 season. As of March 31, 1997, the Company had no commitments to produce or deliver any new episodes of proprietary programming for the 1997-98 season.

     The Company presently expects to deliver approximately 66 episodes of programming in 1997. Of these 66 episodes, 31 are fee-for-service programs for airing during the 1996-97 season, 10 are proprietary programs, also airing during the 1996-97 season, and the remaining 25 are fee-for-service programs which are currently scheduled to air during the 1997-98 season. Some of the 25 episodes for the 1997-98 season which are currently expected to be delivered in 1997 may be delivered in 1998. Similarly, some of the episodes for the 1997-98 season which the Company presently expects to deliver in 1998 may be delivered in 1997. The estimated delivery of 66 episodes in 1997 represents a decrease of 75 episodes (or 53%) from the number of episodes delivered in 1996.

BLUES BROTHERS:  THE ANIMATED SERIES

     Following discussions between the Company and United Paramount Network regarding certain creative aspects of the Company's proprietary production of Blues Brothers: The Animated Series for the 1997-98 season, the Company put production into hiatus in March 1997. Accordingly, none of the episodes of Blues
Brothers: The Animated Series are included in any of the production or delivery estimates described above under "-1997 and 1998 Production and Deliveries." The Company is reconsidering various creative elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $5.3 million at March 31, 1997. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenue increased by 62%, or $4.6 million, to $12.1 million for the three months ended March 31, 1997, from $7.5 million for the comparable period in the prior year. Total revenue increased primarily as a result of the delivery of 27 episodes of programming during the 1997 period compared to the 12 episodes delivered during the 1996 period.

     The Company delivered 10 "proprietary" episodes during the three months ended March 31, 1997 compared to three episodes delivered during the comparable period for 1996. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. The increase in the number of proprietary episodes delivered resulted in a slight increase in revenue ($0.4 million) because the episodes delivered in the 1997 period were syndicated programs that generated a lower license fee per episode than the episodes delivered to a major network in the 1996 period. This slight increase in revenue was offset by a $0.5 million decrease in revenue from the exploitation of the proprietary rights associated with the programs in the Company's library, resulting in a net decrease of $0.1 million in total "proprietary revenue".

      The Company delivered 17 "fee-for-services" episodes during the three months ended March 31, 1997, compared with nine episodes in the comparable period in 1996. Fee-for-services revenue increased 85%, or $4.1 million, for the period.

     Other revenue increased by $0.6 million, primarily due to a $1.0 million increase in revenue generated by the interactive division and partially offset by a $0.5 million decrease in revenue from commercials and specials.

     Total cost of revenue increased by 64%, or $4.5 million, to $11.7 million for the three months ended March 31, 1997, from $7.1 million for the three months ended March 31, 1996. Total cost of revenue, as a percentage of sales, remained fairly constant at 96% for the three months ended March 31, 1997, as compared to 95% for the three months ended March 31, 1996.

     Total selling, general and administrative expenses for the three months ended March 31, 1997 ($1.0 million) was comparable to the three months ended March 31, 1996 ($0.9 million).

     Operating loss was $0.6 million for the three months ended March 31, 1997, as compared to a loss of $0.5 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs, and increase its presence in the licensing and merchandising and international distribution markets. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., merchandising, licensing and/or international distribution rights). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. However, the Company has begun to exploit, to a greater extent, the international distribution rights associated with the proprietary programs in its library. As a result, the Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

     For the three months ended March 31, 1997, net cash used in operating activities was $5.4 million due to use of cash in connection with film production activities, decreases in deferred revenue, accounts payable, and accrued expenses, and fluctuations in other operating assets. Cash used in operations exceeded cash provided by operations in part because the Company began the production of new episodes for the 1997-98 season prior to the receipt of any payments by broadcasters for such episodes and because the Company effected the international distribution of certain of the proprietary programs in the Company's library prior to the receipt of fees for such programs. The Company presently expects that cash associated with such activities will be received in subsequent quarters.

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

     27   Financial Data Schedule.

(B)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 1997


                         FILM ROMAN, INC.



                         By:  /s/ Phil Roman
                            -----------------------------------------------
                              Phil Roman
                              President, Chief Executive Officer and Director


                         By:  /s/ Greg Arsenault
                            ------------------------------------------------
                              Greg Arsenault
                              Senior Vice President - Finance and Administration