Form 10-Q/A
period 1996-09-30
FILM ROMAN INC
filed 1997-06-17
CIK 1013236

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               (Amendment No. 1)

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

===============================================================================

                               TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   3

            Balance Sheets as of December 31, 1995 and September 30,
             1996 (unaudited)..............................................   3

            Statements of Operations for the Three and Nine Months Ended
             September 30, 1995 and September 30, 1996 (unaudited).........   4

            Statements of Cash Flows for the Nine Months Ended
             September 30, 1995 and September 30, 1996 (unaudited).........   5

            Notes to Financial Statements..................................   6



                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................   8


Signatures................................................................. S-1


                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                                 BALANCE SHEETS

                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    1995             1996
                                                                                -------------   --------------
                                                                                                 (UNAUDITED)
ASSETS

Cash and cash equivalents                                                        $ 5,176,090      $ 3,403,895
Accounts receivable                                                                  430,184          677,539
Film costs, net of accumulated amortization of $118,316,120 (1995)
  and $141,488,303 (1996)                                                         12,379,146       27,819,482
Property and equipment, net of accumulated depreciation and amortization
  of $549,028 (1995) and $725,941 (1996)                                             336,875          831,156
Refundable income taxes                                                              487,500          155,000
Deposits and other assets                                                            140,583          742,732
                                                                                 -----------      -----------

               Total Assets                                                      $18,950,378      $33,629,804
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable                                                                 $   508,433      $ 3,153,135
Accrued expenses                                                                     682,183        1,482,197
Dividends payable                                                                    650,000        1,820,000
Debt                                                                               1,737,145        1,230,000
Deferred revenue                                                                   6,791,779       19,160,717
                                                                                 -----------      -----------

       Total liabilities                                                          10,369,540       26,846,049

Class A Redeemable Preferred Stock, $.01 par value, 1,200,000 shares
  authorized, issued and outstanding, $12,000,000 liquidation preference           6,748,788        7,474,400

Stockholder's equity (deficiency)
       Class B Convertible Preferred stock, $.01 par value, 750,000 shares authorized, issued and outstanding, $7,500,000 liquidation
         preference                                                                      300              300


       Common stock, no par value, 10,000,000 shares authorized,
         2,141,250 shares issued and outstanding in 1995 and 1996                        700              700

       Additional paid-in capital                                                  4,716,656        4,941,656

       Accumulated deficit                                                        (2,885,606)      (5,633,301)
                                                                                 -----------      -----------

              Total stockholder's equity (deficiency)                              1,832,050         (690,645)
                                                                                 -----------      -----------

              Total liabilities and stockholder's equity (deficiency)            $18,950,378      $33,629,804
                                                                                 ===========      ===========


                            See accompanying notes.

                                FILM ROMAN, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                   ---------------------------     ---------------------------
                                       1995            1996            1995            1996
                                   -----------     -----------     -----------     -----------
Revenue                            $ 7,552,898     $11,108,312     $20,911,652     $24,824,010
Cost of Revenue                      7,578,225      10,245,746      20,191,137      23,172,800
Selling, general and
 administrative expenses               902,163       1,002,187       2,080,494       2,596,659
                                   -----------     -----------     -----------     -----------

Operating loss                        (927,490)       (139,621)     (1,359,979)       (945,449)
Interest income                         39,971          39,618          40,069         136,041
Interest expense                       (16,158)         (8,279)        (42,643)        (41,045)
                                   -----------     -----------     -----------     -----------
Loss before provision for
 income taxes                         (903,677)       (108,282)     (1,362,553)       (850,453)
Provision for income taxes                  --              --              --              --
                                   -----------     -----------     -----------     -----------
Net loss                           $  (903,677)    $  (108,282)    $(1,362,553)    $  (850,453)
                                   ===========     ===========     ===========     ===========

Net loss                           $  (903,677)    $  (108,282)    $(1,362,553)    $  (850,453)
Accretion of the difference
 between the carrying value
 and the liquidation value of
 the Class A Redeemable
 Preferred Stock                      (242,415)       (242,415)       (242,415)       (727,245)
Class A Redeemable
 Preferred Stock Dividend             (160,000)       (240,000)       (160,000)       (720,000)
                                   -----------     -----------     -----------     -----------

Net loss attributable to
 common stock                      $(1,306,092)    $  (590,697)    $(1,764,968)    $(2,297,698)
                                   ===========     ===========     ===========     ===========

Net loss per share                 $     (0.27)    $     (0.12)    $     (0.37)    $     (0.48)
                                   ===========     ===========     ===========     ===========
Weighted average number of
 shares outstanding                  4,824,519       4,824,519       4,824,519       4,824,519
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

          The per share data does not give effect to the shares issued in the Offering as such event occurred subsequent to September 30, 1996.

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


Dated:  June 17, 1997


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