Form 10-Q
period 1997-06-30
FILM ROMAN INC
filed 1997-08-14
CIK 1013236

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM   _____________ TO _____________

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 31, 1997, 8,454,690 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements............................................................................................. 3

           Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997 (unaudited).............................. 3

           Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1996
              and June 30, 1997 (unaudited)............................................................................... 4

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and June 30, 1997 (unaudited)............................................................ 5

           Notes to Consolidated Financial Statements..................................................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................................ 8

                                                    PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................................. 12

Item 6.  Exhibits and Reports on Form 8-K................................................................................ 12

Signatures............................................................................................................... S-1

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,      JUNE 30,
                                                                                          1996            1997
                                                                                      -------------   -------------
                                                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents...............................................              $ 13,738,927    $ 15,120,583
Accounts receivable.....................................................                 6,956,409       1,129,989
Film costs, net of accumulated amortization of $169,094,868 (December
31, 1996) and $187,025,724 (June 30, 1997)..............................                21,268,945      22,586,899
Property and equipment, net of accumulated depreciation and
amortization of $934,192 (December 31, 1996) and $1,047,332 (June 30,
1997)...................................................................                   537,389         480,494
Deposits and other assets...............................................                   315,625         389,399
                                                                                      ------------    ------------

Total Assets............................................................              $ 42,817,295    $ 39,707,364
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable........................................................              $  3,790,136    $  1,645,302
Accrued expenses........................................................                 1,830,314       1,420,962
Deferred revenue........................................................                13,409,592      13,454,081
                                                                                      ------------    ------------

Total liabilities.......................................................                19,030,042      16,520,345

Stockholders' equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
       none issued......................................................                        --              --

Common stock, $0.01 par value, 20,000,000 shares authorized
8,449,690 shares issued and outstanding at December 31, 1996 and
8,454,690 shares issued and outstanding at June 30, 1997................                    84,498          84,548

Additional paid-in capital..............................................                36,305,684      36,305,684

Accumulated deficit.....................................................               (12,602,929)    (13,203,213)
                                                                                      ------------    ------------

           Total stockholders' equity...................................                23,787,253      23,187,019
                                                                                      ------------    ------------

           Total liabilities and stockholders' equity...................              $ 42,817,295    $ 39,707,364
                                                                                      ============    ============



                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                    --------------------------   ---------------------------
                                        1996          1997           1996           1997
                                    ------------   -----------   ------------   ------------
Revenue..........................    $6,254,936    $7,145,840    $13,715,698     19,241,502
Cost of revenue..................     5,816,345     6,273,489     12,927,052     17,930,856
Selling, general and............
  administrative expenses........       743,258     1,145,381      1,594,473      2,175,822
                                     ----------    ----------    -----------    -----------
Operating loss...................      (304,667)     (273,030)      (805,827)      (865,176)
Interest income..................        50,655       113,174         96,423        264,892
Interest expense.................       (16,912)         ----        (32,766)          ----
                                     ----------    ----------    -----------    -----------
Loss before provision for
  income taxes...................      (270,924)     (159,856)      (742,170)      (600,284)
Provision for income taxes.......          ----          ----           ----           ----
                                     ----------    ----------    -----------    -----------
Net loss.........................    $ (270,924)   $ (159,856)   $  (742,170)   $  (600,284)
                                     ==========    ==========    ===========    ===========

Accretion of the difference
  between the carrying value
  and the liquidation value of
  the Class A Redeemable
  Preferred Stock................      (242,414)         ----       (484,828)          ----

Class A Redeemable
  Preferred Stock Dividend.......      (240,000)         ----       (480,000)          ----
                                     ----------    ----------    -----------    -----------
Net loss attributable to
  common stock...................    $ (753,338)   $ (159,856)   $(1,706,998)   $  (600,284)
                                     ==========    ==========    ===========    ===========
Net loss per share...............    $    (0.16)   $    (0.02)   $     (0.35)   $    (0.07)
                                     ==========    ==========    ===========    ===========
Weighted average number of
  shares outstanding.............     4,824,519     8,454,690      4,824,519      8,452,190
                                     ==========    ==========    ===========    ===========



                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                              -----------------------------
                                                                                                  1996            1997
                                                                                              -------------   -------------
OPERATING ACTIVITIES:
Net loss..............................................................                        $   (742,170)   $   (600,284)
Adjustments to reconcile net loss to net cash  provided by
 operating activities:
Depreciation and amortization.........................................                             110,482         113,140
Amortization of film costs............................................                          12,927,052      17,930,856
Changes in operating assets and liabilities:
  Accounts receivable.................................................                          (1,207,671)      5,826,420
  Film costs..........................................................                         (19,559,968)    (19,248,810)
  Refundable income taxes.............................................                             332,500             800
  Deposits and other assets...........................................                            (416,280)        (74,574)
  Accounts payable....................................................                             628,840      (2,144,834)
  Accrued expenses....................................................                           1,374,358        (409,352)
  Deferred revenue....................................................                           7,261,356          44,489
                                                                                              ------------    ------------
  Net cash provided by operating activities...........................                             708,499       1,437,851
INVESTING ACTIVITIES:
Additions to property and equipment...................................                            (593,036)        (56,245)
                                                                                              ------------    ------------
Net cash used in investing activities.................................                            (593,036)        (56,245)
FINANCING ACTIVITIES:
Proceeds from issuance of Class A Redeemable Preferred Stock and......                              (1,628)           ----
  Warrants, net of issuance costs
Options exercised.....................................................                                ----              50
Borrowings under debt.................................................                           1,780,000            ----
Repayments on debt....................................................                          (2,276,249)           ----
                                                                                              ------------    ------------
Net cash (used in) provided by financing activities...................                            (497,877)             50
Net (decrease) increase in cash.......................................                            (382,414)      1,381,656
                                                                                              ------------    ------------
Cash and cash equivalents at beginning of period......................                           5,176,090      13,738,927
Cash and cash equivalents at end of period............................                        $  4,793,676    $ 15,120,583
                                                                                              ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest..........................................................                        $     64,107    $       ----
                                                                                              ------------    ------------
    Income taxes......................................................                        $       ----    $       ----
                                                                                              ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     For the six months ended June 30, 1996 the Company accrued dividends of $480,000 on the outstanding shares of its Class A Redeemable Preferred Stock and $300,000 on the outstanding shares of its Class B Convertible Preferred Stock. In addition, the Company recorded accretion of the difference between the carrying value and the liquidation value of $484,828 on the outstanding shares of its Class A Redeemable Preferred Stock.

                            See accompanying notes.

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

         Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiary Film Roman, Inc., a California corporation ("Film Roman California"). The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1996 and 1997, and the cash flows for the six months ended June 30, 1996 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

         For the three months and the six months ended June 30, 1996, per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, and is calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the three months and the six months ended June 30, 1996, the net loss per common share gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $242,414, and $484,828 respectively, and to the accrual of dividends of $240,000 and $480,000 respectively, on the Class A Redeemable Preferred Stock.

         For the three months and the six months ended June 30, 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the Statement will require restatement of prior years' earning per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS No. 128, basic and diluted EPS would have been the same for the three months and six months ended June 30, 1996 and 1997 as the reported amounts for such periods.

(3) - FILM COSTS

     The components of unamortized film costs consist of the following:

                                                                 AS OF         AS OF JUNE 30, 1997
                                                           DECEMBER 30, 1996       (UNAUDITED)
                                                           -----------------   --------------------
Animated film productions released, less amortization...         $ 7,946,483           $ 8,179,967
Animated film productions in process....................          13,069,981            14,081,481
Animated film productions in development................             252,481               325,451
                                                                 -----------           -----------
                                                                 $21,268,945           $22,586,899
                                                                 ===========           ===========

(4) - BLUES BROTHERS:  THE ANIMATED SERIES

     Following discussions between the Company and United Paramount Network regarding certain creative aspects of the Company's proprietary production of Blues Brothers: The Animated Series for the 1997-98 season, the Company put production into hiatus in March 1997. The Company is continuing to re-evaluate various elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $5.5 million at June 30, 1997. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.

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


GENERAL

     The Company creates, develops, produces and distributes high quality, family-oriented animated television programming. Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $600,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

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

1997 AND 1998 PRODUCTION AND DELIVERIES

     The Company has completed production of substantially all of the 159 episodes of programming that it committed to produce and deliver for the 1996-97 broadcast season. The Company has begun production of 56 episodes of fee-for-services programming which are currently scheduled to air during the 1997-98 season. As of June 30, 1997, the Company had no commitments to produce or deliver any new episodes of proprietary programming for the 1997-98 season.

     The Company presently expects to deliver approximately 66 episodes of programming in 1997. Of these 66 episodes, 31 are fee-for-services programs for airing during the 1996-97 season, 10 are proprietary programs, also airing during the 1996-97 season, and the remaining 25 are fee-for-services programs which are currently scheduled to air during the 1997-98 season. Some of the 25 episodes for the 1997-98 season which are currently expected to be delivered in 1997 may be delivered in 1998. Similarly, some of the episodes for the 1997-98 season which the Company presently expects to deliver in 1998 may be delivered in 1997. The estimated delivery of 66 episodes in 1997 represents a decrease of 75 episodes (or 53%) from the number of episodes delivered in 1996.


BLUES BROTHERS:  THE ANIMATED SERIES

     Following discussions between the Company and United Paramount Network regarding certain creative aspects of the Company's proprietary production of Blues Brothers: The Animated Series for the 1997-98 season, the Company put production into hiatus in March 1997. Accordingly, none of the episodes of Blues Brothers: The Animated Series are included in any of the production or delivery estimates described above under "-1997 and 1998 Production and Deliveries." The Company is continuing to re-evaluate various elements of the project, is seeking a possible new financial partner for the production, and may or may not be successful in ultimately recovering its investment, which amounted to approximately $5.5 million at June 30, 1997. In the event the Company determines that all or a portion of its investment is not recoverable, it will write off the appropriate amount.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Total revenue increased by 14%, or $0.8 million, to $7.1 million for the three months ended June 30, 1997, from $6.3 million for the comparable period in the prior year. Total revenue increased primarily as a result of the delivery of 10 episodes of programming during the 1997 period compared to the five episodes delivered during the 1996 period.

     The Company delivered 10 "fee-for-services" episodes during the three months ended June 30, 1997, compared with five episodes in the comparable period in 1996. Fee-for-services revenue increased 107%, or $2.9 million, to $5.6 million from $2.7 million during the respective periods.

     The Company delivered no "proprietary" episodes during either of the three-month periods ended June 30, 1997 or 1996. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue from the exploitation of the proprietary rights associated with the programs in the Company's library decreased by $0.2 million to $0.7 million for the three months ended June 30, 1997 from $0.9 million for the three months ended June 30, 1996.

     Other revenue decreased by approximately $1.9 million during the three months ended June 30, 1997 as compared to the same period of the prior year, due primarily to a $1.2 million decrease in revenue generated by the Company's participation in net profits from certain of its fee-for-services series as well as a $0.6 million decrease in revenue from commercials and specials.

     Total cost of revenue increased by 8%, or $0.5 million, to $6.3 million for the three months ended June 30, 1997, from $5.8 million for the three months ended June 30, 1996. Total cost of revenue, as a percentage of sales, decreased by 5% to 88% for the three months ended June 30, 1997, as compared to 93% for the three months ended June 30, 1996, primarily due to improved margins on fee-for-services episodes and the fact that fee-for-services revenue and costs represented a significantly larger component of both total revenue and costs during the 1997 period.

     Total selling, general and administrative expenses for the three months ended June 30, 1997 increased by $0.4 million to $1.1 million for the three months ended June 30, 1997 from $0.7 million for the comparable period in 1996, due primarily to increased professional fees and ongoing costs of operating a public company.

     Operating loss remained constant at $0.3 million for the three months ended June 30, 1997, as compared to the comparable period in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

     Total revenue increased by 40%, or $5.5 million, to $19.2 million for the six months ended June 30, 1997, from $13.7 million for the comparable period in the prior year. Total revenue increased primarily as a result of the delivery of 37 episodes of programming during the 1997 period compared to the 17 episodes delivered during the 1996 period.

     The Company delivered 27 "fee-for-services" episodes during the six months ended June 30, 1997, compared to 14 episodes in the comparable period in 1996. Fee-for-services revenue increased 93%, or $7.0 million, to $14.5 million for the six months ended June 30, 1997, from $7.5 million during the comparable period in 1996.

     The Company delivered 10 "proprietary" episodes during the six months ended June 30, 1997 compared to three episodes delivered during the comparable period for 1996. The increase in the number of proprietary episodes delivered resulted in a revenue increase of approximately $0.9 million. The episodes delivered in the 1997 period were syndicated programs that generated a lower license fee per episode than the episodes delivered to a major network in the 1996 period. This revenue increase was offset by a $1.2 million decrease in revenue from the exploitation of the proprietary rights associated with the programs in the Company's library, resulting in a net decrease of $0.3 million in total proprietary revenue.

     Other revenue decreased by approximately $1.2 million during the six months ended June 30, 1997, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $2.3 million in revenue generated by the Company's participation in net profits from certain of its fee-for-services series and revenue from commercials and specials. This decrease was offset by an increase in revenue of approximately $1.2 million from the creative services division and the Company's interactive unit, which ceased production beginning in the first quarter of 1997.

     Total cost of revenue increased by 39%, or $5.0 million, to $17.9 million for the six months ended June 30, 1997, from $12.9 million for the six months ended June 30, 1996. Total cost of revenue, as a percentage of sales, remained fairly consistent for the two periods.

     Total selling, general and administrative expenses for the six months ended June 30, 1997 increased by $0.6 million to $2.2 million from $1.6 million for the comparable period in 1996, due primarily to increased professional fees and ongoing costs of operating a public company.

     Operating loss was $0.9 million for the six months ended June 30, 1997, as compared to a loss of $0.8 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs, and increase it presence in the licensing and merchandising and international distribution markets. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., merchandising, licensing and/or international distribution rights). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. However, the Company has begun to exploit, to a greater extent, the international distribution rights associated with the proprietary programs in its library. As a result, the Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

     For the six months ended June 30, 1997, net cash provided by operating activities was approximately $1.4 million due to new international sales of the Company's proprietary shows as well as a decrease in accounts receivable, offset by cash used in connection with film production activities and fluctuations in other operating assets and liabilities.

     The Company is seeking to obtain a new bank facility in the principal amount of approximately $3.0 to $5.0 million. There can be no assurance that it will be able to obtain a new bank facility on terms that are satisfactory to the Company. Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year, whether or not the Company enters into a new bank facility.

                          PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1997 Annual Meeting of Stockholders of the Company was held on June 19, 1997. The following matters were submitted to stockholders for a vote:

         1. Election of Robert Cresci as a Class I director to serve until the 2000 annual meeting of stockholders and until his successor is elected and has qualified.

                            Shares Voted

                  For                      Withheld Authority
                  ---                      ------------------
                  8,105,410                14,280

          2. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.


                            Shares Voted

                  For          Against     Abstentions
                  ---          -------     -----------
                  8,112,850     5,940         900


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                    EXHIBITS

INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION
-------   -------------------------------------------------------------------------------------------------------
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

+*10.8    Form of Non-Qualified Stock Option Agreement for Employees
+*10.9    Form of Incentive Stock Option Agreement for Employees
+*10.10   Form of Stock Option Agreement for Mr. Schultz
 +10.11   Lease for Registrant's headquarters and studio in North Hollywood, California
 +10.12   Promissory Note for $1,230,000 between Film Roman, Inc and First Charter Bank, N.A.
 +10.13   Rights Agreement dated May 30, 1995 between Daniel Aykroyd, Judith Belushi Pisano and
          Film Roman, Inc.
 +10.14   Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy Productions, Inc.
 +10.15   Series Production Agreement dated as of April 27, 1990 between Fox Children's Network and
          Film Roman, Inc.
 +10.16   Agreement dated as of June 20, 1995, between Film Roman, Inc. and Starstream Limited
 +10.17   Amendment dated December 18, 1992 between Film Roman, Inc. and Fox Children's Network
 +10.18   Amendment dated March 22, 1994 between Film Roman, Inc. and Fox Children's Network
 +10.19   Agreement dated October 5, 1994 between Flying Heart, Inc. and Film Roman, Inc.
 +10.20   Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc. and Film Roman, Inc.
 +10.21   Letter Agreement dated January 9, 1995 with Agreement dated November 22, 1993, revised December
          9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox Children's Network
          ("FCN") and Film Roman, Inc.
 +10.22   Agreement dated June 1, 1995, between Fox Children's Network and Film Roman, Inc.
 +10.23   Amendment dated March 1, 1996 to the Agreement dated as of November 22, 1993 between Fox Children
          Network and Film Roman, Inc.
 +10.24   Agreement dated September 12, 1994 between Film Roman, Inc. and Tone Loc, Inc.
 +10.25   Agreement dated as of May 7, 1993 between Film Roman, Inc. and Adelaide Productions, Inc.
 +10.26   Amendment dated as of May 18, 1994 revised as of June 14, 1994 between Film Roman, Inc. and Adelaide
          Productions, Inc.
 +10.27   Amendment dated as of June 20, 1994 revised as of July 7, 1994 between Film Roman, Inc. and Adelaide
          Productions, Inc.
 +10.28   Agreement dated November 9, 1993 between Film Roman, Inc. and Felix The Cat Creations, Inc.
 +10.29   Agreement dated as of June 28, 1994 between CBS Entertainment and Film Roman, Inc.
 +10.30   Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman, Inc.
 +10.31   Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.
 +10.32   Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.
 +10.33   Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman
 +10.34   Amendment to Output Distribution Agreement dated February 1, 1994 between Film Roman,
          Inc. and Taurus Film GmbH & Company
 +10.35   Output Distribution Agreement dated as of September 1, 1994 between Film Roman, Inc. and
          Taurus Film GmbH & Company
 +10.36   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc. re:
          Prime Time Television special
 +10.37   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc. re:
          Saturday Morning Series
 +10.38   Co-Production Agreement dated June 11, 1993 between Canal Plus and Bluebird Toys (the
          U.K.) Limited and Film Roman, Inc. regarding Mighty Max
 +10.39   Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide, Inc. and Film
          Roman, Inc

 +10.40   Form of Agreement between Film Roman, Inc. and Threshold Entertainment
 +10.41   Agreement dated as of March 30, 1995 as revised May 10, 1995 between Film Roman, Inc. and
          Greengrass Productions, Inc.
 +10.42   Agreement dated as of April 15, 1996 between Film Roman, Inc. and The Harvey Entertainment Company
 +10.43   Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television
 +10.44   Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International
 +10.45   Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain
 +10.46   Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc.
 +10.47   Commitment Letter dated September 9, 1996 from certain stockholders of Film Roman California
  11      Earnings Per Share
 +21.1    Subsidiaries of the Registrant
  27      Financial Data Schedule

-------------------------------
+   Incorporated by reference to the similarly numbered exhibit to the Company's
    Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.
*   Management contract or other compensation plan or arrangement.


(b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1997


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