Form 10-Q
period 1997-09-30
FILM ROMAN INC
filed 1997-11-14
CIK 1013236

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM   _____________ TO _____________
                       COMMISSION FILE NUMBER 000-29642

                               FILM ROMAN, INC.
              (Exact name of registrant as specified in charter)

                 DELAWARE                          95-4585357
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification Number)

               12020 CHANDLER BOULEVARD, SUITE 200
                   NORTH HOLLYWOOD, CALIFORNIA           91607
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (818) 761-2544


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

     As of October 31, 1997, 8,454,690 shares of common stock, par value $.01 per share, were issued and outstanding.

===============================================================================

                               TABLE OF CONTENTS



                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .....................................       3

           Consolidated Balance Sheets as of December 31, 1996
           and September 30, 1997 (unaudited)......................       3

           Consolidated Statements of Operations for the Three
           and Nine Months Ended September 30, 1996 and
           September 30, 1997 (unaudited)..........................       4

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1996 and September 30,
           1997 (unaudited)........................................       5

           Notes to Consolidated Financial Statements..............       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................       8


                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K .........................       12


Signatures ........................................................       S-1

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,    September 30,
                                                                                           1996             1997
                                                                                       -------------   --------------
                                                                                                         (unaudited)
ASSETS

Cash and cash equivalents ..................................................           $ 13,738,927     $ 15,428,605
Accounts receivable ........................................................              6,956,409        3,857,799
Film costs, net of accumulated amortization of $169,094,868 (December
31, 1996) and $199,738,562 (September 30, 1997) ............................             21,268,945       19,711,792
Property and equipment, net of accumulated depreciation and
amortization of $934,192 (December 31,1996) and $1,103,902
(September 30, 1997) .......................................................                537,389          423,924
Deposits and other assets ..................................................                315,625          437,020
                                                                                       ------------     ------------
Total Assets ...............................................................           $ 42,817,295     $ 39,859,140
                                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..........................................................            $  3,790,136     $  1,662,933
Accrued expenses ..........................................................               1,830,314        2,548,965
Deferred revenue ..........................................................              13,409,592       15,655,353
                                                                                       ------------     ------------
Total liabilities .........................................................              19,030,042       19,867,251

Stockholders' equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
       none issued ........................................................                    ----             ----

Common stock, $0.01 par value, 20,000,000 shares authorized,
8,449,690 shares issued and outstanding at December 31, 1996 and
8,454,690 shares issued and outstanding at September 30, 1997 .............                  84,498           84,548
Additional paid-in capital ................................................              36,305,684       36,305,684
Accumulated deficit .......................................................             (12,602,929)     (16,398,343)
                                                                                       ------------     ------------
      Total stockholders' equity ..........................................              23,787,253       19,991,889
                                                                                       ------------     ------------
      Total liabilities and stockholders' equity ..........................            $ 42,817,295     $ 39,859,140
                                                                                       ============     ============


                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months ended                 Nine Months ended
                                                    September 30,                     September 30,
                                           --------------------------------    --------------------------
                                              1996                 1997           1996           1997
                                           -----------          -----------    -----------    -----------
Revenue . . . . . . . . . . . . . . .      $11,108,312          $10,475,613    $24,824,010     29,717,115
Cost of revenue . . . . . . . . . . .       10,245,746           12,712,838     23,172,800     30,643,694
Selling, general and
  administrative expenses . . . . . .        1,002,187            1,142,930      2,596,659      3,318,752
                                           -----------          -----------    -----------    -----------
Operating loss  . . . . . . . . . . .         (139,621)          (3,380,155)      (945,449)    (4,245,331)
Interest income . . . . . . . . . . .           39,618              185,026        136,041        449,918
Interest expense  . . . . . . . . . .           (8,279)                ----        (41,045)          ----
                                           -----------          -----------    -----------    -----------
Loss before provision for
  income taxes  . . . . . . . . . . .         (108,282)          (3,195,129)      (850,453)    (3,795,413)
Provision for income taxes  . . . . .             ----                 ----           ----           ----
                                           -----------          -----------    -----------    -----------

Net loss  . . . . . . . . . . . . . .      $  (108,282)         $(3,195,129)   $  (850,453)   $(3,795,413)
                                           ===========          ===========    ===========    ===========

Accretion of the difference
  between the carrying value
  and the liquidation value of
  the Class A Redeemable
  Preferred Stock . . . . . . . . . .         (242,415)                ----       (727,245)          ----
Class A Redeemable
  Preferred Stock Dividend  . . . . .         (240,000)                ----       (720,000)          ----
                                           -----------          -----------    -----------    -----------
Net loss attributable to
common stock  . . . . . . . . . . . .      $  (590,697)         $(3,195,129)   $(2,297,698)   $(3,795,413)
                                           ===========          ===========    ===========    ===========
Net loss per share  . . . . . . . . .      $     (0.12)         $     (0.38)   $     (0.48)   $     (0.45)
                                           ===========          ===========    ===========    ===========
Weighted average number of
  shares outstanding  . . . . . . . .        4,824,519            8,454,690      4,824,519      8,453,023
                                           ===========          ===========    ===========    ===========




                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   ----------------------------
                                                                                                         1996           1997
                                                                                                   ----------------------------
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (850,453)   $ (3,795,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           176,914         169,710
Amortization of film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,172,183      30,643,694
Issuance of New Warrants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           225,000            ----
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (247,355)      3,098,610
  Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,612,519)    (29,086,541)
  Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           332,500             800
  Deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (602,149)       (122,195)
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,644,702      (2,127,203)
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           800,014         718,650
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,368,938       2,245,761
                                                                                                   ------------    ------------
  Net cash (used in) provided by operating activities . . . . . . . . . . . . . . . . . . . .          (592,225)      1,745,873
INVESTING ACTIVITIES:
Additions to property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (671,195)        (56,245)
                                                                                                   ------------    ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (671,195)        (56,245)
FINANCING ACTIVITIES:
Proceeds from issuance of Class A Redeemable Preferred Stock and
  Warrants, net of issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,628)           ----
Options Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ----              50
Borrowings under debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,660,000            ----
Repayments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,167,147)           ----
                                                                                                   ------------     -----------
Net cash (used in) provided by financing activities . . . . . . . . . . . . . . . . . . . . .          (508,775)             50
Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,772,195)      1,689,678
                                                                                                   ------------     -----------
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . .         5,176,090      13,738,927
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,403,895    $ 15,428,605
                                                                                                   ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     41,045    $       ----
                                                                                                   ------------    ------------
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       ----    $       ----
                                                                                                   ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

    For the nine months ended September 30, 1996 the Company accrued dividends of $720,000 on the outstanding shares of its Class A Redeemable Preferred Stock and $450,000 on the outstanding shares of its Class B Convertible Preferred Stock. In addition, the Company recorded accretion of the difference between the carrying value and the liquidation value of $727,245 on the outstanding shares of its Class A Redeemable Preferred Stock.

                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

    Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiary Film Roman, Inc., a California corporation ("Film Roman California"). The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1996 and 1997, and the cash flows for the nine months ended September 30, 1996 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

    For the three months and the nine months ended September 30, 1996, per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, and is calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission whereby common and common share equivalents issued within a 12-month period prior to an initial public offering are treated as outstanding for all periods presented if the issue price was less than the proposed initial public offering price. In addition, shares issuable upon the exercise of options and warrants and convertible preferred stock within the 12-month period are considered to have been outstanding since inception of the Company. For the three months and the nine months ended September 30, 1996, the net loss per common share gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $242,414, and $727,245 respectively, and to the accrual of dividends of $240,000 and $720,000 respectively, on the Class A Redeemable Preferred Stock.

    For the three months and the nine months ended September 30, 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS No. 128, basic and diluted EPS would have been the same for the three months and the nine months ended September 30, 1996 and 1997 as the reported amounts for such periods.

  In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 130 applies to all enterprises that provide a full set of general purpose financial statements. Statement No. 130 becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Further, in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal supersedes FASB Statement 14 on segments and does not apply to nonpublic enterprises or to not-for-profit organizations. Statement No. 131 becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that Statements No. 130 and 131 will not have a material effect on its financial statements.


(3) - FILM COSTS

  The components of unamortized film costs consist of the following:



                                                                 As of               As of
                                                           December 30, 1996   September 30, 1997
                                                           -----------------      (unaudited)
                                                                               ------------------
Animated film productions released, less amortization...         $ 7,946,483          $ 6,469,469

Animated film productions in process....................          13,069,981           13,000,594

Animated film productions in development................             252,481              241,729
                                                                 -----------          -----------

                                                                 $21,268,945          $19,711,792
                                                                 ===========          ===========

(4) - BLUES BROTHERS:  THE ANIMATED SERIES

  The Company put its proprietary production of "Blues Brothers: The Animated Series" (the "Blues Brothers") into hiatus in March 1997 following discussions between the Company and United Paramount Network ("UPN") with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of September 30, 1997, and the Company recorded a write off in the quarter ended September 30, 1997, of approximately $2.0 million.

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

  The Company produces a limited number of television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs. The Company expects to report a loss for the year ended December 31, 1997.

1997 AND 1998 PRODUCTION AND DELIVERIES

  The Company has completed production of all of the 159 episodes of programming that it committed to produce and deliver for the 1996-97 broadcast season. The Company has begun production of 56 episodes of fee-for-services programming which are currently scheduled to air during the 1997-98 season. As of September 30, 1997, the Company had no commitments to produce or deliver any new episodes of proprietary programming for the 1997-98 season.

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


BLUES BROTHERS:  THE ANIMATED SERIES

  The Company put its proprietary production of the "Blues Brothers" into hiatus in March 1997 following discussions between the Company and UPN with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of September 30, 1997, and the Company recorded a write off in the quarter ended September 30, 1997, of approximately $2.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

  Total revenue decreased by 6%, or $0.6 million, to $10.5 million for the three months ended September 30, 1997, from $11.1 million for the comparable period in the prior year. The total decrease in revenue is primarily a result of the absence of any interactive revenue in the current quarter compared to the comparable quarter in the prior year because the Company shut down its
Interactive Department in 1997.   The Company delivered 11 episodes of
programming during the three months ended September 30, 1997 compared to 32 episodes delivered during the three months ended September 30, 1996.

  The Company delivered 11 "fee-for-services" episodes during the three months ended September 30, 1997, compared with 25 episodes in the comparable period in 1996. Fee-for-services revenue decreased 33%, or $2.7 million, to $5.3 million from $8.0 million during the respective periods.

  The Company delivered no "proprietary" episodes during the three-month period ended September 30, 1997,compared with seven episodes in the comparable period in 1996. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Although the Company did not deliver any proprietary episodes during the quarter ended September 30, 1997, total proprietary revenue increased by 133% or $2.8 million, to $4.9 million from $2.1 million during the comparable quarter in 1996, as a result of the "Blues Brothers" settlement and an increase in revenue from the exploitation of the proprietary rights associated with the programs in the Company's library.

  Other revenue decreased by approximately $0.7 million during the three months ended September 30, 1997 as compared to the same period of the prior year, due primarily to a $0.4 million decrease in revenue resulting from the shutdown of the Interactive Department as well as a $0.3 million decrease in revenue from commercials and specials.

  Total cost of revenue increased by 24%, or $2.5 million, to $12.7 million for the three months ended September 30, 1997, from $10.2 million for the three months ended September 30, 1996. Total cost of revenue, as a percentage of sales, increased by 29% to 121% for the three months ended September 30, 1997, as compared to 92% for the three months ended September 30, 1996, primarily as a result of the "Blues Brothers" settlement, lower "proprietary" margins, and an additional write down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

  Total selling, general and administrative expenses for the three months ended September 30, 1997 increased by $0.1 million to $1.1 million for the three months ended September 30, 1997 from $1.0 million for the comparable period in 1996.

  Operating loss increased to $3.4 million for the three months ended September 30, 1997, as compared to $0.1 million for the comparable period in 1996, as a result of the "Blues Brothers" settlement and lower "proprietary" margins.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

  Total revenue increased by 20%, or $4.9 million, to $29.7 million for the nine months ended September 30, 1997, from $24.8 million for the comparable period in the prior year. Total revenue increased primarily as a result of the "Blues Brothers" settlement. The Company delivered a total of 48 episodes of programming for the nine months ended September 30, 1997 as compared to 49 episodes delivered for the comparable period in 1996.

  The Company delivered 38 "fee-for-services" episodes during the nine months ended September 30, 1997, compared to 39 episodes in the comparable period in 1996. Fee-for-services revenue increased 28%, or $4.3 million, to $19.7 million for the nine months ended September 30, 1997, from $15.4 million during the comparable period in 1996 primarily as a result of delivering more Prime Time episodes which generally generate higher per-episode fees than Saturday morning episodes.

  The Company delivered 10 "proprietary" episodes during each of the nine month periods ended September 30, 1997 and 1996. "Proprietary" revenue increased by 52%, or $2.5 million, to $7.3 million for the nine months ended September 30, 1997, from $4.8 million for the comparable period in 1996. This increase was due primarily to an increase in revenue from the settlement of the "Blues Brothers" which was partially offset by the fact that the proprietary episodes delivered in 1997 were syndicated episodes that generated a lower fee per episode than the episodes delivered to major networks in 1996.

  Other revenue decreased by approximately $1.9 million during the nine months ended September 30, 1997, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $2.5 million in revenue generated by the Company's participation in net profits from certain of its fee-for-services series and revenue from commercials and specials. This decrease was offset by an increase in revenue of approximately $0.6 million from the creative services division and the Company's Interactive Department, which was subsequently shut down in the first quarter of 1997.

  Total cost of revenue increased by 32%, or $7.4 million, to $30.6 million for the nine months ended September 30, 1997, from $23.2 million for the nine months ended September 30, 1996. Total cost of revenue, as a percentage of sales, increased by 10% to 103% for the nine months ended September 30, 1997, as compared to 93% for the nine months ended September 30, 1996, primarily as a result of the "Blues Brothers" settlement, lower "proprietary" margins, and an additional write down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

  Total selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $0.7 million to $3.3 million from $2.6 million for the comparable period in 1996, due primarily to increased professional fees, the write off of certain development costs and ongoing costs of operating a public company.

  Operating loss was $4.2 million for the nine months ended September 30, 1997, as compared to a loss of $0.9 million for the nine months ended September 30, 1996.

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

  For the nine months ended September 30, 1997, net cash provided by operating activities was approximately $1.7 million due to an increase in deferred revenue as well as a decrease in accounts receivable, offset by cash used in connection with film production activities and fluctuations in other operating assets and liabilities.

  Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)                                                                    EXHIBITS

INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                --------------------------------------------------------------------------------------------------------

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

  +2.2                 First Amendment to Plan of Reorganization Agreement dated as of September 9, 1996

  +3.1                 Certificate of Incorporation of Registrant

  +3.2                 Bylaws of Registrant

   3.3                 Amendment to Bylaws of Registrant dated as of August 5, 1997

  +4.1                 Specimen Stock Certificate

+*10.1                 Employment Agreement dated as of August 7, 1995 by and between Film Roman California and Mr.
                       Phil Roman

  10.2                 Intentionally Omitted

  10.3                 Intentionally Omitted

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

  10.10                Intentionally Omitted

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


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------------------------------------------------------------------------------------------
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

+10.44     Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International

+10.45     Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain

+10.46     Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc.

+10.47     Commitment Letter dated September 9, 1996 from certain stockholders of Film Roman California

*10.48     Employment Agreement dated as of August 1, 1997 by and between  Film Roman California and Mr.
           Jon Vein

 11        Earnings Per Share

+21.1      Subsidiaries of the Registrant

 27        Financial Data Schedule

 99.1      Press Release dated August 27, 1997 re:  appointment of David B. Pritchard

--------------------

+ Incorporated by reference to the similarly numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.

*    Management contract or other compensation plan or arrangement.


(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 1997


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