Form 10-K
period 1997-12-31
FILM ROMAN INC
filed 1998-03-31
CIK 1013236

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     As of March 19, 1998, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $6,775,889 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the Registrant and persons or entities known to the Registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].

     As of March 19, 1998, 8,454,690 shares of Common Stock, par value $.01 per share, were outstanding.

     The Exhibit Index appears on page S-2.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held June 16, 1998 are incorporated by reference to Items 11, 12 and 13 of Part III.

================================================================================

                                    PART I

ITEM 1.        BUSINESS

OVERVIEW

  Film Roman, Inc. ("Film Roman" or the "Company") creates, develops, produces and distributes high quality animated television programming. Since the Company was founded by Phil Roman in 1984, it has become a leading independent animation studio in North America, having produced such series as Bobby's World, The Simpsons, King of the Hill, The Mask, Richie Rich, BRUNO the Kid, C-Bear and Jamal, Felix the Cat, Mortal Kombat, Garfield & Friends, Mighty Max, The Critic and Klutter.

  From its inception in 1984, the Company established its reputation for quality animation with the production of the Emmy award-winning television special, Garfield In The Rough. Based upon the success of that and subsequent Garfield specials, the Company was engaged to produce a weekly half-hour Garfield series on CBS which, in its second season, was expanded to a weekly one-hour block. In 1989, the Company, together with comedian Howie Mandel, developed the concept for the series Bobby's World, which the Company produced on a "fee-for-services" basis for Fox Children's Network. Bobby's World continues to be a highly-rated program. As a result of the Company's strong record of producing high quality animated series, Gracie Films and Twentieth Television (a division of Twentieth Century Fox) approached Film Roman in 1991 to produce on a "fee-for-services" basis the successful Simpsons series, which had been previously produced by a competitor of the Company. At December 31, 1997, Film Roman had delivered 127 episodes of The Simpsons and has committed to deliver approximately 39 additional episodes, including 22 for the 1998-99 season.

  Beginning with Felix The Cat and C-Bear & Jamal, both of which were initially produced for the 1996-97 broadcast season, the Company began producing programming in which it controlled certain proprietary rights. For the following broadcast season, the Company added BRUNO The Kid and Mortal Kombat to its slate of proprietary programming. No additional episodes of these four series or any other proprietary series were ordered for the 1997-1998 broadcast season.

  Since 1990, the Company has produced at least three series each season for the major networks; however, in the past year the animation marketplace has experienced the effects of a major transformation in the U.S. domestic television business. In an effort to become more vertically integrated, major U.S. studios have sought to combine their distribution and production efforts. In that regard, four of the six major free T.V. networks and a significant number of entertainment-based cable networks are owned and/or controlled by major Hollywood studios which has led to substantially reduced and limited opportunities for the independent production studio community.

  At the same time that this vertical integration was taking place, license fees in the U.S. began to decrease substantially, and the Canadian government continued its course of heavy subsidization of animation production, as did the French government, making financing animated programming even more difficult, particularly for independent U.S.-based animation companies. As a consequence, animation industries flourished in both countries throughout 1996 and 1997. Because producers in both of these countries are generally not reliant on revenues from U.S. broadcasters, these producers, as well as those in other countries which subsidize production of animation, have a competitive advantage in gaining U.S. broadcast time slots in the increasingly deal-driven animation broadcast industry.

  As a result of these structural changes in the marketplace, it has become more difficult for an independent animation studio which is not aligned with a major distribution outlet, a television network or a major studio, to obtain programming slots or broadcast commitments. In light of what management believes to be fundamental changes in the animation industry, the Company has concluded it must diversify and expand its product focus. The Company believes that it can no longer rely solely on animation production, whether on a fee-for-services or a proprietary basis, for growth. The Company believes that, to compete effectively, it must leverage its success and reputation as a quality producer and position itself as a creative force in the larger independent production community.

STRATEGY

  Building on the cornerstone of the reputation that the Company established as a quality animation supplier to the U.S. network and cable channel marketplace, the Company has begun to enter into development and, to a lesser extent, production of other forms of entertainment, both on a proprietary and fee-for-services basis, including (i) live action television, (ii) major studio financed feature films, (iii) independent, low-budget feature films, (iv) computer animation, and (v) direct-to-video production. The Company has also taken a fresh approach to this broader range of production in addition to animation, which will continue to be its core focus. The Company's current strategy can be summarized as follows:

  . CREATE AND DEVELOP POPULAR COMMERCIAL PRODUCTIONS. As the foundation for its on-going business, the Company will continue to develop and produce popular animated programming for television broadcast. This will be done both on a proprietary and fee-for services basis. Because the Company was founded by an animator and has a corporate culture that emphasizes artistic integrity, the Company believes that it can continue to provide high quality animated programming and attract creative artists and storytellers in the animation industry. The Company also believes that characters which are created by these artists, when imaginatively developed and artistically produced, will continue to have and find homes in both the domestic and the international marketplace, despite the increasingly competitive landscape. The goal of creating and exploiting character franchises remains central to the Company's business plan. However, given the combination of increased competition from international animation studios that are subsidized by their governments (e.g. France and Canada), the lower U.S. license fees, and fewer slots on domestic network and cable slots that are available to independent producers, the Company believes that potential for growth may lie in investing beyond its core television animation business. With its track record of producing high quality, popular animated programming and its focus on creative freedom, the Company believes that it has the capacity to create successful franchises in the live action television, feature film, computer animation and direct-to-video industries. The Company is developing a number of live action series, ranging from prime time dramas and comedies to Saturday morning children's programs. Moreover, in addition to the feature film entitled There Goes The Neighborhood, which the Company is developing at Universal in conjunction with Dustin Hoffman's Punch Productions, the Company is developing several other feature concepts which it intends to present to the major studios and other potential finance and distribution partners. Additionally, the Company is in the process of creating a number of computer animated short films which the Company believes can be licensed for broadcast and which may serve as the basis for new television series or feature films. Finally, management believes that the direct-to-video business, particularly children's animation, may provide a meaningful business opportunity, and, in that regard, the Company is investigating opportunities for a variety of properties for this market. In connection with the foregoing activities, the Company may hire executives experienced in feature film, live action television, and direct-to-video development. The Company has already hired an executive producer in the computer animation division.

  . PURSUE FEE-FOR-SERVICES PRODUCTION WORK. The Company will continue to pursue production work on a fee-for-services basis for television animation as well as in the other new areas of production. The fee-for-services business, including production of The Simpsons and King of the Hill, will remain an important cornerstone for the Company's business.

  . INCREASE FOCUS ON BUSINESS DEVELOPMENT. The Company intends to out-source certain of its licensing and merchandising, public relations, promotion, and advertising needs to outside third party suppliers. The Company has already instituted a number of these changes. At the same time, however, the Company believes that the successful execution of a more aggressive and broad production strategy will require it to increase the overall investment, including additional personnel, to augment its development efforts in animated programming, computer generated animated programming, live action television series, feature films and direct-to-video films.

  . CONTROL AND EXPAND THE COMPANY'S INTERNATIONAL DISTRIBUTION. The Company currently intends to continue to operate its international distribution and sales division. The Company's programs are currently broadcast in over fifty countries, and the Company believes it has strong relationships through which it can continue to distribute its animated programming and to begin to distribute proprietary, live action programming throughout the world. For the years ended December 31, 1996 and 1997, the Company's international distribution activities generated revenues of $7.2 million and $3.6 million, respectively (or 15% and 8%, respectively, of total revenue for such periods).

  . PURSUE CO-PRODUCTION RELATIONSHIPS. The Company intends to continue to pursue and evaluate potential business opportunities with domestic and international co-financing partners, with the goal that risks may be shared, complementary skills may be exploited and foreign subsidies may be utilized in the production of new entertainment properties.

  . BUILD LIBRARY VALUE. A significant aspect of the Company's long term strategy is to continue to build a library of proprietary entertainment product by continuing to produce high quality animated programming, as well as live action programming, feature films and direct-to-video productions which can be licensed and re-licensed in the world-wide television, film and video marketplaces. A library of proprietary programming can provide a future revenue stream as such programs are re-licensed for broadcast after the expiration of the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. The Company began building its library in 1993 with the production of Animated Classic Showcase, a restoration of existing classic Russian animation. The Company added to its library the proprietary programming it produced during the 1995-96 season, including three episodes of C-Bear and Jamal and 13 episodes of Felix the Cat. In addition, during the 1996-97 season, the Company added to its library 10 episodes of C-Bear and Jamal, eight episodes of Felix the Cat, 36 episodes of BRUNO the Kid and 13 episodes of Mortal Kombat. Revenues generated from the proprietary programs in the Company's library were $15.0 million (including $7.3 million from domestic television distribution) and $4.9 million (including $1.0 million from domestic television distribution) for the years ended December 31, 1996 and 1997, respectively. The Company believes that its ownership and control of the distribution rights to its programming, built upon its ability to create popular programming and popular characters is its best strategy for building permanent and increasing value for the Company.


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

THE COMPANY'S 1998-1999 TELEVISION PROGRAMMING

   The Company is currently scheduled to produce 22 new episodes of The Simpsons and 24 new episodes of King of the Hill for Twentieth Century Fox Television for the 1998-1999 season. Currently, the major voice-over talent on The Simpsons is in contract negotiations and there can be no assurance that these negotiations will be successfully concluded, which could result in the delay or cancellation of all or part of the series.

PRINCIPAL ELEMENTS OF THE COMPANY'S BUSINESS

   The Company's business of creating, developing, producing and distributing high quality television and filmed programming, together with the exploitation of any proprietary rights controlled by the Company, is described in the sections below and includes: (i) acquiring, creating and developing programming properties; (ii) funding a portion of the production costs of proprietary animation programming, and in some cases, live action programming; (iii) producing programming; (iv) distributing its programming domestically and internationally; (v) working with outside licensing and merchandising companies to exploit the rights to the proprietary programming; (vi) developing products specifically for feature films, in both the studio and independent film business; and (vii) building a library.

   ACQUISITION, CREATION AND DEVELOPMENT OF PROGRAMMING

  The Company pursues ideas and properties it believes contain unique and commercial story lines and/or characters. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the entertainment industry, many creators, rights holders, writers, broadcasters, and even studios bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing property, which the Company may then develop internally into either an animation or live action program. It will then be taken to the networks or the studios for further development, financing and/or distribution.

  Once the Company has created this new idea or acquired the rights to the existing property, the Company continues the development process by preparing a presentation to "pitch" the project to a targeted domestic buyer audience (and, on some occasions, to international broadcasters and/or theatrical distributors). These presentations generally consist of treatments, story premises, scripts, artwork, designs and/or character designs. With respect to television production, if a broadcaster or cable network is interested in developing the idea further, the broadcaster will generally acquire an exclusive option to order the production of a certain number of episodes based on the idea and will agree to reimburse the Company for all or a portion of the development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the later stages of development and will have the right to approve the selection of the writers, directors, artists, and actors, and the creation of a pilot script. The creation, acquisition and development of a new program can take from three to twelve months, and sometimes longer.

  The Company currently has over a dozen animation programs, over a dozen live action television series programs, and five to six feature film projects in various stages of active development.

  FUNDING PRODUCTION--PROPRIETARY PROGRAMMING

  Historically, the Company produced animated programming almost exclusively on a "fee-for-services" basis. In 1995 the Company began producing proprietary animated programming. The Company generally does not commence production on proprietary animated programming unless the Company has obtained commitments to cover at least 50% of the Company's direct production costs. The Company generally secures these commitments in one or both of the following ways: (i) a combination of network, cable, syndication, or other license fees for exploitation of the program in the United States, and (ii) pre-sale to distributors and/or co-producing partners in foreign territories. The balance of the production costs are cash-flowed by the Company. As of December 31, 1997, the Company had delivered 83 half-hour episodes and 12 one-hour episodes of proprietary programming. As of December 31, 1997, the Company had no commitments to produce any new episodes of proprietary animated programming for the 1998-99 television season.

  While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of it s remaining rights. Reasons the Company may not cover its costs include:
(i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; or (iii) a licensee may not effectively market and distribute the Company's programming domestically or internationally. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the United States broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the United States for a sufficient period in order to meet these contractual conditions.

  The Company intends to approach the development and production of live action proprietary programming in much the same way as it does animated programming. In most cases the Company intends to have pre-negotiated distribution for the project, which distribution commitments will be an integral factor in financing and commencing production of such programming. The Company currently intends only to invest in the production of a program if the Company secures a guaranteed distribution agreement from a major television network, cable network, syndication company, or in the case of a feature film, financing and distribution from a U.S. or international distributor. As of December 31, 1997 the Company had no commitments to produce live action programming for television broadcast or other distribution in 1998.

PRODUCTION

  ANIMATED TELEVISION PRODUCTION

  The Company generally commences production of animated television programs during the first and second quarters of any year for delivery commencing during the third quarter, and to a greater extent, the fourth quarter of that same year. The Company typically has seven to nine months to produce and deliver an order of 13 half-hour episodes (the number of episodes commonly ordered for the first year of a program). The first step of the Company's production process is the creation of the script. The Company selects a story editor to supervise the preparation of each episode's script by various freelance script writers. The artists depict the story and action in storyboards which provide a blueprint for the animation process. Voices and songs are recorded and the recordings are analyzed and timed so that the animation can be synchronized to the voice track. Based on the script and storyboard, the Company's artists create character designs, as well as key background drawings and paintings. These essential elements are assembled into a pre-production package for each episode which is then shipped to an overseas subcontractor. Subcontractors use the pre-production materials to perform most of the labor-intensive aspects of production. Most of these subcontractors are located in low-cost labor countries in the Far East, including South Korea, Taiwan, China and the Philippines. The subcontractor ships the negative and work print for each episode to the Company. The film is then taken through a post-production process which includes editing the picture and dialogue, transferring the filmed images to video tape, creating sound effects, composing and producing the musical score and mixing and synchronizing the sound to the picture. After the post production process, an episode is ready for delivery.

  LIVE ACTION TELEVISION PRODUCTION

  Live action television productions typically follow a production process similar to animation. Independent producers such as the Company generally make sales presentations to the broadcast networks and cable channels during the spring and fall seasons and receive orders for production beginning in the early summer or early winter. Once an initial series or pilot script has been ordered, the independent producer hires a writer approved by the broadcaster, syndicator or cable channel, that is, the distributor, to write the series or pilot. Once the pilot script is delivered to the distributor, the distributor decides whether to order a pilot or episodes to be produced. Most broadcasters and cable channels order pilots before ordering a volume of episodes of a series, while a syndicator usually orders individual episodes. Generally the broadcast networks order a small number such as six to eight episodes for a new series, while the cable networks or syndicators order 13 to 22 episodes. Once a pilot or episodes are ordered, the independent producer hires the staff of actors, writers and directors and a sound stage with the light, camera and grip equipment necessary to produce a live action series. All of the staff and the equipment involved in a live action production are assigned to the specific production. The independent producer edits the footage shot on the sound stage, mixing the video images with sound and music, and delivers a finished program to the distributor.

  COMPUTER ANIMATION PRODUCTION

  In 1996, the Company closed down its interactive division. In the fall of 1997, the Company took the existing equipment and software licenses that were available to the Company from the interactive division, together with some additional software and hardware, and created a computer animation division. At that time, the Company hired a senior executive and creative and technical personnel who have extensive experience in the computer animation business. There is a growing trend in the world marketplace towards the use of computer animation as both a complete delivery and production process, as well as a way to reduce costs in the cel animation production through digital ink and paint systems. The Company intends to continue to explore computer animation opportunities both because of its unique look and style, and the hoped for economies of scale.

  FEATURE FILM PRODUCTION

  The Company, together with Universal Pictures/MCA and Dustin Hoffman's Punch Productions, is currently in development on the feature film titled There Goes The Neighborhood. The film will feature a mixture of live action and animation (similar to that of Who Framed Roger Rabbit?). While no assurance can be given that There Goes the Neighborhood will be produced, the Company currently has a
number of other feature film projects in internal development.   Although the
Company is not currently producing any feature films (nor has the Company entered into any agreements to produce any such films), the Company intends to obtain financing for its feature films through both strategic alliances with major studios and independent film distribution companies. As a result, the Company may be unable to retain control of all or a significant portion of the rights associated with these feature films.

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

  INTERNATIONAL DISTRIBUTION. In 1993, the Company began its transition to the production of proprietary programming with the establishment of its international division to capture the economic benefits of owning and controlling the international distribution rights to its proprietary programming. The Company believes that by owning and controlling the international distribution rights to its programming, it can not only generate significant revenue from the licensing of such programming, but also it can establish an international presence for the Company and its properties which should support its international licensing and merchandising efforts. Furthermore, a strong international division provides the Company with direct access to market information and feedback which will enable it to produce programs that are even more marketable on a worldwide basis. Since the establishment of its international distribution division, the Company has entered into audio-visual license arrangements with international broadcasters and distributors to exhibit and distribute certain of the Company's proprietary programming. For the years ended December 31, 1996 and 1997, the Company's international distribution activities generated revenues of $7.2 million and $3.6 million, respectively (or 15% and 8%, respectively, of total revenue for such periods).

  HOME VIDEO DISTRIBUTION.   As described above, one part of the Company's
strategy to expand its product base is to enter the direct-to-video animation and live action production and distribution business. The Company may provide, in some cases, a portion of the production funds in return for distribution guarantees and/or a substantial portion of the production funds from a major home video distributor. The Company believes that it can create and develop high quality popular direct-to-video animated and live action programming that can be economically produced and exploited domestically and internationally.

LIBRARY

     The Company has retained the proprietary rights set forth below associated with the programs in its library. The Company holds the proprietary rights associated with the Animated Classic Showcase for fifteen years, and holds most of the other proprietary rights for the programs listed in the table below in perpetuity, subject to the rights granted to its licensees.


-------------------------------------------------------------------------------------------------------
                           Number of                                         Licensing
         Series             Episodes            Domestic    International       and
         Title              Produced          Distribution  Distribution   Merchandising    Interactive
-------------------------  ----------        -------------  ------------- ---------------   -----------
                                             TV      Home   TV      Home
                                                     Video          Video
=======================================================================================================
Animated Classic Showcase   12 (x 1 hr.)      X        X     X        X          X               X
-------------------------------------------------------------------------------------------------------
Felix the Cat               21 (x  1/2 hr.)   X        X     X        X                          X
-------------------------------------------------------------------------------------------------------
C-Bear and Jamal            13 (x  1/2 hr.)   X        X     X        X          X               X
-------------------------------------------------------------------------------------------------------
BRUNO the Kid               36 (x  1/2 hr.)   X        X     X        X          X               X
-------------------------------------------------------------------------------------------------------
Mortal Kombat               13 (x  1/2 hr.)   X        X     X        X
=======================================================================================================

GOVERNMENT REGULATIONS

  The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules, effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major United States television networks (ABC, CBS and NBC) to own (or to be owned by) a syndicated television programmer and to own financial interests in programming aired on their networks. As a consequence, broadcasters have continued to increase in-house productions of television programming for the networks' own use and in the network programs in which a network holds a financial interest. The Company believes that this change has had a significant negative impact on the Company's core animation business to the extent that the networks target children's programming.

  Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the implementing rules issued by the FCC. These rules, which were amended in August 1996 and became fully effective in September 1997, require television broadcast station licensees, over the term of their licenses, to serve the educational and informational needs of children through their overall programming and programming specifically designed to serve such needs. The FCC strongly encourages broadcasters (through the license renewal process) to air between the hours of 7:00AM and 10:00PM at least three hours per week of regularly-scheduled programs each at least 30 minutes in length that have as a significant purpose serving the educational and informational needs of children aged 16 and under. Such programming must be
specifically identified as educational or informational programming.   While the
Company is not subject to the direct jurisdiction of the FCC, these FCC requirements may influence the content of the Company's programming in order for the Company to place programs on FCC-licensed stations. See "Risk Factors-- Limited Number of Time Slots for Children's and Animated Television Programming; Impact of New FCC Regulations Requiring Educational Content Programming; Vertical Integration and Strategic Alliances."

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

TRADEMARKS

  The Company has a registered service mark for the Film Roman name and logo. The Company has applications pending with the United States Patent and Trademark Office to register several trademarks, including C-Bear and Jamal and BRUNO the Kid. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Garfield, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat, Mighty Max and King of the Hill.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 262 full-time employees. The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Screen Actors Guild. The Company believes that its relations with its employees are good.

RISKS RELATED TO THE BUSINESS

  DEPENDENCE ON A LIMITED NUMBER OF TELEVISION PROGRAMS. The Company's revenue has historically been derived principally from the production of a relatively small number of animated television programs. The Simpsons, King of the Hill, and Bobby's World accounted for approximately 32%, 30% and 9%, respectively, of the Company's total revenue for the year ended December 31, 1997. As audiences' tastes change frequently, there can be no assurance that broadcasters will continue to broadcast the Company's "proprietary" or "fee-for-services" programs or that the Company will continue to be engaged to produce the programs that it currently produces on a "fee-for-services" basis. Currently, the major voice-over talent on The Simpsons is in contract negotiations and there can be no assurance that these negotiations will be successfully concluded, which could result in the delay or cancellation of all or part of the series. While the Company continually endeavors to develop new programming, there can be no assurance that revenue from existing or future programming will replace a possible loss of revenue associated with the cancellation of any particular program.

  LIMITED NUMBER OF TIME SLOTS FOR CHILDREN'S AND ANIMATED TELEVISION PROGRAMMING; IMPACT OF FCC REGULATIONS REQUIRING EDUCATIONAL CONTENT PROGRAMMING; VERTICAL INTEGRATION AND STRATEGIC ALLIANCES. Film Roman competes for time slots with a variety of companies which produce animated or live-action television children's programming. The number of outlets available to producers of animated programming has expanded in the last decade due, in part, to growth in the number of broadcast and cable networks. However, the number of time slots currently allocated to children's and/or animated television programming and which are available to independent animation producers remains limited (a "time slot" being a broadcast time period for a program that either airs five times per week (Monday through Friday) or once per week (usually on the weekend)). With the changes in the financial and syndication rules, broadcasters have become much more likely to order and broadcast programming owned by them or their affiliated companies, rather than from independent animation companies. As of March 31, 1998, the Company's newly produced programming is scheduled to occupy two Network time slots during the 1998-99 season.

  Certain rules of the FCC adopted in August 1996 which became fully effective in September 1997 may adversely affect the number of time slots available for the Company's animated productions. These regulations strongly encourage broadcasters (through license renewal procedures) to offer at least three hours per week of programming specifically designed to serve the educational and informational needs of children aged 16 and under, to identify each program as such, to schedule such programming weekly, and to offer such programming in 30-minute formats. While the full impact of the new regulations on aggregate demand for children's programming remains uncertain, there has been some significant impact on the Company. CBS, one of the Company's primary customers over the years, elected to change its programming slate to one that is educational and in conformance with the FCC regulations. In its first year implementing this strategy, CBS ordered no new animated programming from the Company. In its second year of implementation, CBS reduced its license fees. As a consequence, Nelvana, a Canadian animation company which the Company believes receives governmental subsidies and one of the few companies able to deliver programming to CBS with the lower license fees, entered into an arrangement with CBS to provide CBS with all or most of CBS' Saturday morning programming . In addition to this particular effect of the FCC rule change, it is possible that programming qualifying for the new FCC requirements will have a competitive advantage over non-qualifying programs, and that this could diminish the number of time slots available for the Company's existing programs, thus intensifying the strong competition for the remaining time slots. On the other hand, the Company has a number of properties in development which it expects will qualify under the new regulations and which it is seeking to produce for future seasons; the new regulations may enhance the prospect that these programs will be produced and broadcast. See "--Principal Elements of the Company's Business-- Acquisition, Creation and Development of Programming;--Government Regulations."

  Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. Film Roman has not entered into any such relationships. These relationships, coupled with the recent repeal of certain regulations of the FCC which had limited the ability of network broadcasters to control certain rights in television programming, has resulted in broadcasters favoring the producers of animated programming with which they are affiliated, thereby reducing the number of time slots available for other producers. There can be no assurance that the number of time slots currently available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios such as the Company, will not decrease, or that the Company will compete successfully for available time slots.

  DECLINING VALUE OF LICENSE FEE AGREEMENTS AND INCREASING CONTROL OF PROPRIETARY RIGHTS BY BROADCASTERS. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with an increased number of available time slots for programming, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC have decreased. There continues to be intense competition for the time slots offered by the Networks, especially FOX, CBS and ABC. This trend has continued to depress license fees to a level which may make it difficult for financing certain proprietary programs. Moreover, as the trend towards vertical integration discussed above has continued, broadcasters have recently begun to demand a greater percentage of the revenue generated from the exploitation of proprietary rights associated with the programs which they license, and may seek to control and exploit all of the proprietary rights associated with programs which they license. The Company believes that these industry-wide trends, should they continue, may have a significant adverse impact on the Company's business, results of operations and financial condition.

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

  CONCENTRATION OF CUSTOMERS. Since the number of outlets for the Company's productions is limited, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 62%, 9% and 9% of its total revenue from its top three customers, Twentieth Television (a division of Twentieth Century Fox), UPN, and Fox Children's Network (an affiliate of Twentieth Century Fox), respectively, for the year ended December 31, 1997. The loss of any one or more of these customers could have a material adverse effect on the Company's financial position and results of operations. No assurance can be given that the Company's existing programs will continue to be broadcast by its current customers or that broadcasters will be interested in the Company's new programs.

  RISKS RELATED TO EXPANSION OF PRODUCTION OF PROPRIETARY PROGRAMMING. Substantially all of the programming produced by the Company has historically been on a "fee-for-services" basis ("fee-for-services" programming), in which the Company does not own or control licensing or distribution rights, but may have profit participation rights based on a percentage of adjusted gross profits or net profits earned by the owners of such distribution rights. (For example, the Company has profit participation rights for The Critic, Garfield & Friends, Mighty Max and Bobby's World). Fees paid to the Company for these production services typically cover all direct production costs plus a margin. The Company intends to produce programming for which it owns or controls licensing and/or distribution rights ("proprietary" programming). Such rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development ("proprietary rights"). While the Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to recover the balance of its production and overhead costs through the exploitation of its remaining rights. See "-- Funding Production--Proprietary Programming." Revenues derived from the Company's proprietary programming were $15.0 million and $4.9 million for the years ended December 31, 1996 and 1997, respectively. For example, the Company cannot predict with any certainty the ratings that will be achieved, and therefore the revenue derived from, the syndication of one of its proprietary programs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue and Cost Recognition." Since the Company has only recently begun to retain the proprietary rights associated with its animated programs, it has a limited history of operations and experience related to the exploitation of such rights.

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

  RISKS RELATED TO OVERESTIMATION OF REVENUE OR UNDERESTIMATION OF COSTS. The Company follows Financial Accounting Standards Board Statement No. 53, "Individual Film Forecast" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of unamortized costs for such program or film. No assurance can be given that these write-downs will not have a significant impact on the Company's results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Revenue and Cost Recognition," and "--Blues Brothers: The Animated Series."

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

  COMPETITION. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company faces intense competition from producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than the Company. Moreover, because license fees in the U.S. have been dropping substantially recently, companies which are not reliant on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies which receive governmental subsidies, have achieved a competitive advantage and now serve as an additional source of competition for the limited slots available to independent animation companies. Management also believes that it faces competition with a variety of companies in three principal areas: (i) for the time slots for animated programming offered by broadcasters, (ii) for the acquisition of characters, story lines, plots and ideas and (iii) for the right to license and distribute its products throughout the United States and internationally.

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

         Licensing and Merchandising. In the first quarter of 1998, the Company decided to reduce its fixed overhead by outsourcing its licensing and merchandising activities. However, the Company expects that the exploitation of its licensing and merchandising rights will remain an important part of the Company's strategy. The Company competes with other owners of creative content who seek to license their characters and properties to a limited number of manufacturers and distributors. In connection with the Company's recent initiatives to exploit the proprietary rights associated with its programming, it has entered into several licensing and merchandising agreements. However, for the year ended December 31, 1997, the Company derived no significant revenue from its licensing and merchandising activities.

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

     Many of the subcontractors used by the Company are located in South Korea and, to a lesser extent, Taiwan, the Philippines and China. Each of these areas has recently experienced significant political and/or economic turmoil, such as, but not limited to, devaluation of the won and other Asian currencies. Such conditions could cause significant disruptions in the delivery of animation products to the Company. In such event, the Company may be required to retain new subcontractors. No assurance can be given that different subcontracting arrangements will be as favorable to the Company as its current arrangements.

     International Sales. Approximately 15% and 8% of the Company's revenue for the years ended December 31, 1996 and 1997, respectively, were derived from licensing international distribution rights to the Company's proprietary programming, and the Company anticipates that revenue from these activities can grow substantially. The Company's ability to continue to expand its international business (as well as its ability to contract upon favorable terms with overseas studios) depends, in part, on the local economic conditions, currency fluctuations, local changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and cultural barriers. In addition, political instability in a foreign nation may adversely affect the ability of the Company to distribute its product in that country. As a result of the foregoing, as well as many other factors affecting domestic businesses, there can be no assurance that the Company's international operations will be profitable. See "--Principal Elements of the Company's Business--Distribution of Proprietary Programming--International Distribution."

  RISK ASSOCIATED WITH POSSIBLE NEW BUSINESSES

     Due in part to the recent changes in the television industry described in this Report, the Company is seeking to enter into new business areas beyond its core business of animation television production. The Company intends to enter into live action television production, feature film production (both live action and animation) and direct-to-video production (both live action and animation). Such production may be on a "fee-for-services" or a "proprietary" basis. The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that any of the Company's projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production through various activities which may include entering into co-production, pre-sale financing and/or distribution arrangements, the Company will likely be unable to limit all financial risk associated with a television production, feature film or direct-to-video release. In addition, because the success of a television production, feature film or direct-to-video release is dependent upon consumer taste and critical response, as well as public awareness of a production and the successful distribution of a production, the level of marketing, promotional and distribution activities and expenses necessary in any particular instance cannot be predicted with certainty. Moreover, the Company has no history of developing, producing, or distributing live action television or film productions and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production that are described in this Report, as well as additional risks inherent to live action that are outside of the Company's control, including the risk of work stoppage or strike, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting to film at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television or film productions or that, if produced, that such productions will be profitable.

  TECHNOLOGICAL CHANGES; POSSIBLE CHANGES IN PRODUCTION OF COMPANY'S PRODUCTS. The proliferation of new production technologies may change the manner in which the Company's programming is created and distributed. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cel animation, to
create their animated programming.   No assurance can be given that the
introduction and proliferation of three-dimensional digital animation or other technological changes will not cause the Company's historical methods of producing animation to become less cost competitive or less appealing to its audiences. In addition, there can be no assurance that the Company will be able to adapt to such changes in a cost-effective manner, although in creating its digital animation division, the Company is currently attempting to do so.

  DEPENDENCE UPON KEY PERSONNEL. The Company's success depends to a significant extent upon the expertise and services of David Pritchard, the Company's President and Chief Executive Officer, and Phil Roman, the Company's Chairman. The loss of the services of Mr. Pritchard or Mr. Roman and/or other key management personnel could have an adverse effect upon the Company's business, results of operations and financial condition. The Company has entered into employment agreements with Messrs. Roman and Pritchard and certain of its other key management personnel. The Company does not currently carry "key man" life insurance policies on any of its executives. There can be no assurance that the Company will be able to retain its existing management personnel. In addition, the Company's continued success is highly dependent on the artistic and production capabilities of its creative staff. The Company is currently a signatory to the Screen Actors Guild collective bargaining agreement and certain of the Company's voice-over actors are Screen Actors Guild members. The Company also has a wholly owned subsidiary, Namor Productions Inc., which is a signatory to the Writer's Guild of America collective bargaining agreement. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified personnel in both its existing and new businesses.

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

ITEM 2.   PROPERTIES

  The Company conducts its operations through its 65,000 square foot studio and headquarters located in North Hollywood, California. These facilities are occupied pursuant to a lease that expires in August 2003 (and contains renewal options).

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

  On March 20, 1998, the Company received notice that Mad Cow Productions, Inc., as assignee of Michael Waeghe, intends to file a Petition of Arbitration on March 27, 1998 alleging claims against the Company arising out of a Writer/Producer Agreement dated as of July 17, 1995 by and between Mad Cow Productions, Inc. and the Company in connection with Blues Brothers: The Animated Series. The Company is presently unable to evaluate the claim because the proceedings have not yet been instituted. However, the Company believes that any proceedings which Mad Cow or Michael Waeghe might institute would not have merit and would not be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ROMN." The following table sets forth the high and low closing sale price per share for the Common Stock for each quarter since the quarter ending December 31, 1996.


                       1996         High      Low
                       ----         ----      ---
                   4th Quarter     $10.125   $5.875

                       1997
                       ----

                   1st Quarter     $ 7.625   $1.875

                   2nd Quarter     $ 2.625   $ 1.25

                   3rd Quarter     $ 2.875   $1.375

                   4th Quarter     $ 2.375   $1.375

  On March 19, 1998, the closing sale price of the Common Stock on the Nasdaq National Market was $1.5625 per share. At March 19, 1998, there were 34 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

  The Company has not paid dividends on its Common Stock since inception and does not anticipate paying dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in the business.

ITEM 6.   SELECTED FINANCIAL DATA

  The selected financial data set forth below as of December 31, 1994, 1995, 1996 and 1997 and for each of the four years in the period ended December 31, 1997 are derived from the Company's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data presented below as of and for the year ended December 31, 1993 have been derived from the financial statements of the Company audited by Tanner, Mainstain & Hoffer.
The selected financial data presented below and under "Item 7. Management's Discussion and Analysis of Financial Condition and results of Operations" should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

                                                                                 YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                              1993          1994          1995          1996          1997
                                                           -----------   -----------   -----------   -----------   -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue................................................  $   27,867    $   36,201    $   34,341    $   49,698    $   42,296
  Expenses:
    Cost of revenue......................................  $   25,675        33,190        33,156        50,779        43,013
    Selling, general and administrative expenses.........       1,368         1,829         2,963         3,850         4,745
                                                           ----------    ----------    ----------    ----------    ----------
  Operating income (loss)................................         824         1,182        (1,778)       (4,931)       (5,462)
  Interest income (expense), net.........................         (21)          (28)           89           298           649
                                                           ----------    ----------    ----------    ----------    ----------
  Net income (loss)......................................         803         1,154        (1,689)       (4,633)       (4,813)
  Net income (loss) attributable to common stock(1)......  $      803    $    1,154    $   (2,574)   $   (9,267)   $   (4,813)
                                                           ==========    ==========    ==========    ==========    ==========
  Net income (loss) per common share(1)(2) basic and
   diluted...............................................  $     0.17    $     0.25    $    (0.55)   $    (1.67)   $    (0.57)
                                                           ==========    ==========    ==========    ==========    ==========
  Pro forma net income (loss) per common share(3) basic
   and diluted...........................................  $     0.10    $     0.15        $(0.43)   $       --    $       --
                                                           ==========    ==========    ==========    ==========    ==========
  Weighted average number of shares
  outstanding basic and diluted..........................   4,653,750     4,653,750     4,653,750     5,553,094     8,453,440
                                                           ==========    ==========    ==========    ==========    ==========

                                                                                   AS OF DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              1993          1994          1995          1996          1997
                                                           ----------    ----------    ----------    ----------    ----------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents..............................  $      448    $      436    $    5,176    $   13,739    $   15,986
  Film costs, net of amortization........................      10,603        12,382        12,379        21,269        16,084
  Total assets...........................................      11,832        13,694        18,950        42,817        34,379
  Short-term debt........................................       1,270         1,363         1,737            --            --
  Redeemable Preferred Stock.............................          --            --         6,749            --            --
  Stockholders' equity...................................         784         1,691         1,832        23,787        18,974

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

(2) The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, prior years' per share amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating earning per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

     For the years ended December 31, 1993, 1994 and 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period giving effect to the conversion of the common stock of the Company's predecessor ("Predecessor Common Stock") into 1.25 shares of Common Stock of the Company ("Common Stock") and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission ("SAB") No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if antidilutive. For the year ended December 31, 1996, the weighted average number of common and common equivalent shares outstanding have been calculated in accordance with the SAB No. 98 for the period prior to the completion of the Company's initial public offering giving effect to the conversion of Predecessor Common Stock into 1.25 shares of Common Stock and in accordance with SFAS No. 128 for the period after such offering. For the year ended December 31, 1997, the per share data has been calculated in accordance with SFAS No. 128. Common equivalent shares, consisting of outstanding stock options are not included since they are antidilutive.

(3) The Company operated as an S Corporation until August 4, 1995. As an S Corporation, the Company was subject to no federal income taxes and only minimum state taxes. The pro forma income (loss) per common share amounts reflect adjustments for additional income taxes that would have been reported if the Company had been a C Corporation based upon an estimated statutory rate of 40% in 1993 and 1994 and 34% in 1995.

                                                                        YEAR ENDED DECEMBER 31,
                                                                     ------------------------------
                                                                      1993       1994       1995
                                                                     -------   --------   ---------
Net income (loss) attributable to common stock as
reported..........................................................    $ 803     $1,154     $(2,574)

Pro forma provision for income taxes..............................     (321)      (462)        574
                                                                      -----     ------     -------
Pro forma net income (loss).......................................    $ 482     $  692     $(2,000)
                                                                      =====     ======     =======
Pro forma net income (loss) per common share basic and
diluted...........................................................    $0.10     $ 0.15     $ (0.43)
                                                                      =====     ======     =======

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company creates, develops, produces and distributes high quality, family-oriented animated television programming. Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $600,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights.) Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

    The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

    The Company is currently seeking to enter into new business areas beyond its core business of animation television production such as live action television production, feature film production (both live action and animation) and direct-to-video production (both live action and animation). The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has no history of developing, producing or distributing live action television or film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

    In the first quarter of 1998, the Company decided to reduce its fixed overhead by outsourcing its licensing and merchandising, public relations, promotion, and advertising to third party suppliers. The Company will consider bringing these functions in-house again, should the volume indicate that such action would be prudent.

BLUES BROTHERS: THE ANIMATED SERIES

    The Company put its proprietary production of  "Blues Brothers: The
Animated Series" (the " Blues Brothers") into hiatus in March 1997 following discussions between the Company and United Paramount Network ("UPN") with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company recorded a write off for the year ended December 31, 1997, of approximately $2.0 million.

REVENUE AND COST RECOGNITION

    The Company follows FASB 53 for accounting practices related to revenue recognition and amortization of production costs for its fee-for-services and proprietary programming.

    Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished episode has been delivered to or made available to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue ($12.2 million at December 31, 1997).

    All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest are capitalized as film costs. At December 31, 1997, the Company's capitalized film costs balance was $16.1 million. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized. Due to the inherent uncertainties of forecasting both total revenue and total expense, at any time one or the other can be overstated or understated, resulting in potential adjustments to the amortization rate or net realizable value calculation.

    The Company's cash flows are not necessarily related to revenue recognition and amortization of production costs. Cash is received and costs are incurred (and paid) throughout the year. In the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeds cash generated by operations as completed shows are delivered to broadcasters, however, this may be offset by collections for sales of the Company's shows in international markets.

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    Total revenue decreased by 15%, or $7.4 million, to $42.3 million for the year ended December 31, 1997, from $49.7 million for the prior year. Total revenue decreased primarily because the Company delivered significantly fewer episodes of programming in 1997 as compared to 1996. The Company delivered a total of 68 episodes of programming for the year ended December 31, 1997 as compared to 141 episodes delivered in 1996.

    The Company delivered 58 "fee-for-services" episodes during the year ended December 31, 1997, compared to 81 episodes in 1996. Fee-for-services revenue increased 9%, or $2.6 million, to $30.6 million for the year ended December 31, 1997, from $28.0 million in 1996 as a result of delivering more Prime Time episodes which generally generate higher per-episode fees than Saturday morning episodes.

    The Company delivered 10 "proprietary" episodes for the year ended
December 31, 1997, compared to 60 episodes in 1996. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 41%, or $6.1 million, to $8.9 million for the year ended December 31, 1997, from $15 million in 1996. This decrease was a result of significantly fewer "proprietary" episodes being delivered partially offset by $4 million in revenue from the "Blues Brothers" settlement with UPN and continued international sales of the Company's library programming.

    Other revenue decreased by approximately $4.0 million for the year ended December 31, 1997, as compared to the prior year, due primarily to lower revenues from commercials and specials, interactive revenues and net profit participations.

    Total cost of revenue decreased by 15%, or $7.8 million, to $43.0 million for the year ended December 31, 1997, from $50.8 million for the year ended December 31, 1996. Total cost of revenue as a percentage of sales remained constant at 102% for both 1997 and 1996.

    Total selling, general and administrative expenses for the year ended December 31, 1997 increased by $0.8 million to $4.7 million from $3.9 million for the comparable period in 1996, due primarily to increased professional fees, the write off of certain development costs and ongoing costs of operating a public company.

    Operating loss was $5.5 million for the year ended December 31, 1997, as compared to a loss of $4.9 million for the year ended December 31, 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

    Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs, and increase its presence in the licensing and merchandising and international distribution markets. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., international distribution rights and/or merchandising,and licensing). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. However, the Company has begun to exploit, to a greater extent, the international distribution rights associated with the proprietary programs in its library. As a result, the Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

    For the year ended December 31, 1997, net cash provided by operating activities was $2.5 million due to non cash amortization of film cost being greater than cash spent on film cost additions and cash generated in connection with a decrease in accounts receivable, offset by fluctuations in other operating assets and liabilities. For the year ended December 31, 1997, net cash used for investing activities was $0.3 million due to additions to property and equipment. The Company had minimal financing activities during 1997.

    Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year.

IMPACT OF YEAR 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has begun an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost, including the cost of modifying the computer software, is not expected to be material.

    The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

    This Report contains certain forward-looking statements, relating to, among other things, future results of operations, growth plans, plans to enter into new business areas beyond the Company's core business of animation television production, anticipated production, revenue and expense trends and general industry and business conditions applicable to the Company. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include changes in external competitive market factors, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the animation industry or the economy in general, a reduction in the availability of time slots for animated programming, a further increase in the vertical integration of the production and distribution of animation and various other competitive factors that may prevent the Company from competing successfully in existing or future markets. In light of these risks and uncertainties, many of which are described in greater detail in "Item 1. Business -Risks Related to the Business," there can be no assurance that the forward-looking statements contained in this Report will in fact be realized.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the index included at "Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors and executive officers of the Company are identified below:

         Name             Age                        Position (1)
-----------------------   ---   -------------------------------------------------------
Phil Roman.............    67   Chairman of the Board of Directors (Class III Director)
David Pritchard........    50   President, Chief Executive Officer (Class I Director)
Jon F. Vein............    34   Senior Vice President
Jacqueline Blum (4)....    36   Senior Vice President-Worldwide Licensing and Marketing
Gregory Arsenault......    40   Senior Vice President--Finance and Administration
Robert Cresci (3)......    54   Class I Director
Dixon Q. Dern (2)......    69   Class III Director
Dennis W. Draper (2)...    49   Class II Director
Peter Mainstain (3)....    49   Class II Director

------------------

(1) Each director holds office until his resignation or removal and until his successor shall have been duly elected and qualified. Elections with respect to the Class II Directors, Class III Directors and Class I Directors will be held at the Annual Meeting of Stockholders in 1998, 1999, and 2000, respectively.
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.
(4)  Ms. Blum will leave her position with the Company as of April 1, 1998.

     The principal occupations and positions for the past five years and in certain cases prior years, of the directors and executive officers named above are as follows:

  Phil Roman, Chairman of the Board of Directors. Mr. Roman was the Company's Chief Executive Officer since the Company was founded in 1984 until September, 1997. Mr. Roman continues to serve as Chairman of the Board of Directors. Phil Roman began his animation career in 1955 at The Walt Disney Company as an assistant animator on Sleeping Beauty. Over the next 30 years, Mr. Roman worked at many of the major studios, including MGM Animation and Warner Bros. Cartoons, and was an animator on such productions as The Cat in the Hat, How the Grinch Stole Christmas, George of the Jungle, Popeye, Snoopy Come Home and Lord of the Rings. Mr. Roman also directed 13 Emmy-nominated Charlie Brown specials.

  David Pritchard, Chief Executive Officer, President and Director. Prior to working at the Company, Mr. Pritchard served as HBO's Vice President of Corporate Affairs in New York. After leaving HBO, he formed his own company, Popular Arts Entertainment. While there, he produced and developed numerous projects for A&E, HBO, Comedy Central, as well as providing entertainment news coverage for many different network shows. After selling Popular Arts Entertainment, Mr. Pritchard founded Little Fish Inc., where he developed and produced shows for Columbia Tri Star, TNT and HBO. In September of 1997, Mr. Pritchard joined Film Roman Inc. as President and Chief Executive Officer.

  Jon F. Vein, Senior Vice President. In February 1995, Mr. Vein joined Film Roman as a Senior Vice President where he oversees business and legal affairs and new business development for the Company. Mr. Vein also established and oversees the Company's feature film division. Prior to joining the Company, Mr. Vein practiced entertainment law at Dern & Donaldson from 1990 to 1993 and at Dern & Vein from 1993 to 1995. Mr. Vein received his Bachelor of Science degree in electrical engineering-computer science and material sciences engineering from University of California at Berkeley in 1986 and his Juris Doctor degree from The Harvard Law School in 1989.

  Gregory Arsenault, Senior Vice President--Finance and Administration. Mr. Arsenault joined the Company in 1991 as Accounting Manager, served as Controller for two years, served as Vice President of Finance for two years and was promoted to Senior Vice President--Finance and Administration in 1996. Mr. Arsenault oversees the Company's accounting department and the administrative activities of the Company. Prior to joining Film Roman, Mr. Arsenault served as an accounting systems consultant for LIVE Entertainment and began his professional career at Peat, Marwick, Mitchell and Co. Mr. Arsenault received his Bachelor of Science degree in accounting from the University of Southern California in 1980.

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

  Dennis W. Draper--Director. Dr. Draper has been a Director of Film Roman since August 1995 and has been an Associate Professor of Finance at the University of Southern California's School of Business since 1977. Dr. Draper serves as trustee of the First Choice Funds.

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

  In connection with the non-cash redemption of certain shares of senior preferred stock of the Company held by Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holding Inc. and Declaration of Trust for Defined Benefit Plans of Zeneca Holding Inc. (collectively, the "Pecks Affiliate") and by BCI Growth, III, L.P. (the "BCI Affiliate", and together with the Pecks Affiliate, the "Affiliate") following the Company's initial public offering, the Company and each Affiliate agreed that each Affiliate has the right to designate one director to the Board, and the Company has agreed to nominate such designated director to the Board and to use all reasonable efforts to cause the Board to recommend to the stockholders that such stockholders vote in favor of such designated director. If the Pecks Affiliate transfers in excess of 264,011 shares of Common Stock or if the BCI Affiliate transfers, in excess of 264,009 shares of Common Stock, then the Company and such Affiliate have agreed that: (i) in the event the annual meeting of stockholders at which such Affiliate's designated director is to be placed on the ballot for election has not yet been held, such Affiliate will not have the right to designate a director (and the Company shall not be required to nominate such director); and (ii) in the event such annual meeting of stockholders has been held, the Affiliate will, if requested by the Company, use all reasonable efforts to cause such director to resign from the Board. As of September 1997, the BCI Affiliate irrevocably waived its right to designate one director to the Board.

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

  To the Company's knowledge, based solely on the Company's review of such reports or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with during the fiscal year ended December 31, 1997, except as follows:

  William Schultz, former Executive Vice President, sold 3,500 shares of Common Stock of the Company on March 17, 1997, and a Form 4 was filed subsequent to the date required to report such transaction. Anita Roman, the wife of Phil Roman, Chairman of the Board of Directors, purchased 1,000 shares of Common Stock of the Company on May 12, 1997, and a Form 5 was filed subsequent to the date required to report such transaction. David Pritchard, Chief Executive Officer, President and Director, amended the Form 3 that was initially filed on August 29, 1997 to reflect options granted to Mr. Pritchard by a third party.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1998 Annual Meeting of Stockholders.

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.


(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 25th day of March, 1998.


                               FILM ROMAN, INC.

                               /s/   PHIL ROMAN
                               -------------------------
                                     Phil Roman
                           Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/  PHIL ROMAN             Chairman of the Board of Directors         March 25, 1998
--------------------------
      Phil Roman

 /s/  DAVID PRITCHARD        Chief Executive Officer, President and     March 25, 1998
--------------------------                  Director
      David Pritchard

 /s/  GREGORY ARSENAULT        Senior Vice President--Finance and       March 25, 1998
--------------------------    Administration (Principal Accounting
      Gregory Arsenault                and Financial Officer)

 /s/  ROBERT CRESCI                         Director                    March 25, 1998
--------------------------
      Robert Cresci

 /s/  DENNIS DRAPER                         Director                    March 25, 1998
--------------------------
      Dennis Draper

 /s/  PETER MAINSTAIN                       Director                    March 25, 1998
--------------------------
      Peter Mainstain

 /s/  DIXON Q. DERN                         Director                    March 25, 1998
--------------------------
      Dixon Q. Dern

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------
    +3.1   Certificate of Incorporation of Film Roman, Inc., a Delaware corporation (the "Company")
    +3.2   Bylaws of the Company
     3.3   Amendment to Bylaws of the Company dated as of August 5, 1997 (Incorporated by reference to
           Exhibit 3.3 to the Company's form 10-Q for the quarter ended September 30, 1997)
    +4.1   Specimen Stock Certificate
  +*10.1   Employment Agreement dated as of August 7, 1995 by and between Film Roman, Inc., a California corporation ("Film Roman California") and Mr. Phil Roman
  +*10.2   Employment Agreement dated as of January 2, 1996 by and between Film Roman California and Mr. Gregory Arsenault (Exhibit 10.5)
  +*10.3   Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr.
           Jon Vein (Incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 30, 1997)
   *10.4   Terms of Executive Employment Agreement dated as of August 22, 1997 by and between the
           Company and Mr. David Pritchard
    10.5   Intentionally Omitted
    10.6   Intentionally Omitted
   *10.7   Stock Option Plan of the Company
  +*10.8   Form of Non-Qualified Stock Option Agreement for Employees
  +*10.9   Form of Incentive Stock Option Agreement for Employees
   10.10   Intentionally Omitted
  +10.11   Lease for Registrant's headquarters and studio in North Hollywood, California
   10.12   Intentionally Omitted
   10.13   Intentionally Omitted
  +10.14   Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy Productions, Inc.
  +10.15   Series Production Agreement dated as of April 27, 1990 between Fox Children's Network and
           Film Roman, Inc.
  +10.16   Agreement dated as of June 20, 1995, between Film Roman, Inc. and Starstream Limited
  +10.17   Amendment dated December 18, 1992 between Film Roman, Inc. and Fox Children's Network
  +10.18   Amendment dated March 22, 1994 between Film Roman, Inc. and Fox Children's Network
  +10.19   Agreement dated October 5, 1994 between Flying Heart, Inc. and Film Roman, Inc.
  +10.20   Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc. and Film Roman, Inc.
  +10.21   Letter Agreement dated January 9, 1995 with Agreement dated November 22, 1993, revised December
           9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox Children's Network
           ("FCN") and Film Roman, Inc.
  +10.22   Agreement dated June 1, 1995, between Fox Children's Network and Film Roman, Inc.
  +10.23   Amendment dated March 1, 1996 to the Agreement dated as of November 22, 1993 between Fox
           Children Network and Film Roman, Inc.
  +10.24   Agreement dated September 12, 1994 between Film Roman, Inc. and Tone Loc, Inc.
  +10.25   Agreement dated as of May 7, 1993 between Film Roman, Inc. and Adelaide Productions, Inc.
  +10.26   Amendment dated as of May 18, 1994 revised as of June 14, 1994 between Film Roman, Inc. and
           Adelaide Productions, Inc.
  +10.27   Amendment dated as of June 20, 1994 revised as of July 7, 1994 between Film Roman, Inc. and
           Adelaide Productions, Inc.
  +10.28   Agreement dated November 9, 1993 between Film Roman, Inc. and Felix The Cat Creations, Inc.

  EXHIBIT
  NUMBER   DESCRIPTION
  ------   -----------
  +10.29   Agreement dated as of June 28, 1994 between CBS Entertainment and Film Roman, Inc.
  +10.30   Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman, Inc.
  +10.31   Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.
  +10.32   Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.
  +10.33   Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman
  +10.34   Amendment to Output Distribution Agreement dated February 1, 1994 between Film Roman,
           Inc. and Taurus Film GmbH & Company
  +10.35   Output Distribution Agreement dated as of September 1, 1994 between Film Roman, Inc. and
           Taurus Film GmbH & Company
  +10.36   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman,Inc.
           re: Prime Time Television special
  +10.37   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc.
           re: Saturday Morning Series
  +10.38   Co-Production Agreement dated June 11, 1993 between Canal Plus and Bluebird Toys (the
           U.K.) Limited and Film Roman, Inc. regarding Mighty Max
  +10.39   Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide, Inc. and
           Film Roman, Inc
  +10.40   Form of Agreement between Film Roman, Inc. and Threshold Entertainment
  +10.41   Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television (Exhibit
           10.43)
  +10.42   Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International (Exhibit
           10.44)
  +10.43   Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain (Exhibit
           10.45)
  +10.44   Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc. (Exhibit 10.46)
    21.1   Subsidiaries of the Registrant
    23.1   Consent of Independent Auditors
    27.1   Financial Data Schedule for the year ended December 31, 1997
    27.2   Financial Data Schedule for the year ended December 31, 1996
    27.3   Financial Data Schedule for the three and nine month period ended September 30, 1996
    27.4   Financial Data Schedule for the year ended December 31, 1995, the six month period ended June
           30, 1996 and the three month period ended March 31, 1996

                          --------------------------
+Incorporated by reference to the similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's Registration Statement on
    Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.
        *Management contract or other compensation plan or arrangement.

                               FILM ROMAN, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Index to Consolidated Financial Statements..............................................   F-1

FILM ROMAN, INC.
 Report of Independent Auditors.........................................................   F-2
 Consolidated Balance Sheets as of December 31, 1996 and 1997...........................   F-3
 Consolidated Statements of Operations for the Years Ended December 31, 1995,
 1996, and 1997.........................................................................   F-4
 Consolidated Statements of Stockholders' Equity at December 31, 1995, 1996, and 1997...   F-5

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
 1996 and 1997..........................................................................   F-6

 Notes to Consolidated Financial Statements.............................................   F-8

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Film Roman, Inc.

   We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  Ernst & Young LLP

Los Angeles, California
March 13,  1998

                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                             -----------------------------
                                                                                 1996            1997
                                                                             -------------   -------------
                                ASSETS
Cash and cash equivalents.................................................   $ 13,738,927    $ 15,986,250
Accounts receivable.......................................................      6,956,409       1,228,142
Film costs, net of accumulated amortization of
   $169,094,868 (1996) and $212,107,777 (1997)
   (Notes 1 and 2)........................................................     21,268,945      16,084,110
Property and equipment, net of accumulated depreciation and
   amortization of $934,192 (1996)
   and $1,198,494 (1997) (Notes 1 and 3)                                          537,389         535,200
Deposits and other assets.................................................        315,625         544,927
                                                                             ------------    ------------
Total assets..............................................................   $ 42,817,295    $ 34,378,629
                                                                             ============    ============
                            LIABILITIES AND
                          STOCKHOLDERS' EQUITY
Accounts payable..........................................................   $  3,790,136    $  1,009,586
Accrued expenses..........................................................      1,830,314       2,204,414
Deferred revenue (Note 1).................................................     13,409,592      12,190,650
                                                                             ------------    ------------
Total liabilities.........................................................     19,030,042      15,404,650
Commitments (Note 8)
Stockholders' equity (Note 7):
   Preferred Stock, $.01 par value, 5,000,000
   shares authorized, none issued.........................................             --              --
Common Stock, $.01 par value, 20,000,000 shares authorized,
   8,449,690 shares issued and outstanding in 1996 and 8,454,690 shares
    issued and outstanding in 1997........................................         84,498          84,548
Additional paid-in capital................................................     36,305,684      36,305,684

Retained deficit..........................................................    (12,602,929)    (17,416,253)
                                                                             ------------    ------------
Total stockholders' equity................................................     23,787,253      18,973,979
                                                                             ------------    ------------
   Total liabilities and stockholders' equity.............................   $ 42,817,295    $ 34,378,629
                                                                             ============    ============

                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                                 ------------------------------------------
                                                                     1995           1996           1997
                                                                 ------------   ------------   ------------
Revenue (Note 1)..............................................   $34,340,620    $49,697,655    $42,296,156
Cost of revenue...............................................    33,155,523     50,778,748     43,012,909
Selling, general and administrative expenses..................     2,963,211      3,849,864      4,745,363
                                                                 -----------    -----------    -----------
Operating (loss)..............................................    (1,778,114)    (4,930,957)    (5,462,116)
Interest income...............................................       151,534        348,590        648,792
Interest expense..............................................       (62,596)       (50,657)            --
                                                                 -----------    -----------    -----------
Net (loss)....................................................   $(1,689,176)   $(4,633,024)   $(4,813,324)
                                                                 ===========    ===========    ===========
    Net (loss) attributable to
    common stock..............................................   $(2,574,005)   $(9,267,324)   $(4,813,324)
                                                                 ===========    ===========    ===========
    Net (loss) per common share basic and diluted.............   $     (0.55)        $(1.67)        $(0.57)
                                                                 ===========    ===========    ===========
    Pro forma net (loss) per common share basic and diluted...   $     (0.43)   $        --    $        --
                                                                 ===========    ===========    ===========
    Weighted average number
    of shares outstanding basic and diluted...................     4,653,750      5,553,094      8,453,440
                                                                 ===========    ===========    ===========

                            See accompanying notes.

                               FILM ROMAN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Class B Convertible
                                                                     Common Stock             Preferred Stock
                                                                -----------------------   ------------------------
                                                                  Shares       Amount       Shares       Amount
                                                                ----------   ----------   ----------   -----------
Balance as of December 31, 1994.............................    2,463,000      $ 1,000           --            --
Exchange of 750,000 shares of common
   stock to Class B Convertible
   Preferred Stock, $.01 par value..........................     (750,000)        (300)     750,000           300
Issuance of the Class A Stock
   Warrants.................................................           --           --           --            --
Dividends paid to common
   stockholder..............................................           --           --           --            --
Dividends accrued to Class A Preferred
   Stockholders.............................................           --           --           --            --
Dividends accrued to Class B
   Convertible Preferred Stockholder........................           --           --           --
Accretion of Class A Preferred Stock........................           --           --           --            --
Issuance of common stock options to an
   employee.................................................           --           --           --            --
Net loss....................................................           --           --           --            --
                                                                ---------      -------    ---------    ----------
Balance as of December 31, 1995.............................    1,713,000          700      750,000           300
Dividends paid to Class A Preferred
   Stockholders.............................................           --           --           --            --
Dividends paid to Class B
   Convertible Preferred Stockholder........................           --           --           --            --
Accretion of Class A Preferred Stock........................           --           --           --            --
Warrant Commitment Expense..................................           --           --           --            --
Initial Public Offering, net proceeds.......................    3,275,364       32,754           --            --
Exchange of Film Roman California
   common stock.............................................      428,250       20,713           --            --
Redemption of the Redeemable Preferred
   Stock....................................................      586,690        5,867           --            --
Conversion and Exchange of Class B Convertible
   Preferred Stock..........................................      937,500        9,375     (750,000)         (300)
Warrants exercised..........................................    1,505,886       15,059           --            --
Options exercised...........................................        3,000           30           --            --
Net loss....................................................           --           --           --            --
                                                                ---------      -------    ---------    ----------
Balance as of December 31, 1996.............................    8,449,690       84,498           --            --

Options exercised...........................................        5,000           50           --            --
Net loss....................................................           --           --           --            --
                                                                ---------      -------    ---------    ----------
Balance as of December 31, 1997.............................    8,454,690      $84,548           --    $       --
                                                                =========      =======    ---------    ----------

                                                                 Additional       Retained          Total
                                                                  Paid-In         Earnings      Stockholders'
                                                                  Capital        (Deficit)          Equity
                                                                ------------   --------------   --------------
   .........................................................
Balance as of December 31, 1994.............................             --    $   1,689,899      $ 1,690,899
Exchange of 750,000 shares of common
   stock to Class B Convertible
   Preferred Stock, $.01 par value..........................             --               --               --
Issuance of the Class A Stock
   Warrants.................................................      4,474,256               --        4,474,256
Dividends paid to common
   stockholder..............................................             --       (1,751,500)      (1,751,500)
Dividends accrued to Class A Preferred
   Stockholders.............................................             --         (400,000)        (400,000)
Dividends accrued to Class B
   Convertible Preferred Stockholder........................             --         (250,000)        (250,000)
Accretion of Class A Preferred Stock........................             --         (484,829)        (484,829)
Issuance of common stock options to an
   employee.................................................        242,400               --          242,400
Net loss....................................................             --       (1,689,176)      (1,689,176)
                                                                -----------    -------------      -----------
Balance as of December 31, 1995.............................      4,716,656       (2,885,606)       1,832,050
Dividends paid to Class A Preferred
   Stockholders.............................................             --         (750,000)        (750,000)
Dividends paid to Class B
   Convertible Preferred Stockholder........................             --         (450,000)        (450,000)
Accretion of Class A Preferred Stock........................             --         (757,544)        (757,544)
Warrant Commitment Expense..................................        225,000               --          225,000
Initial Public Offering, net proceeds.......................     28,258,282               --       28,291,036
Exchange of Film Roman California
   common stock.............................................        (10,713)              --           10,000
Redemption of the Redeemable Preferred
   Stock....................................................      3,125,593       (3,126,755)           4,705
Conversion and Exchange of Class B Convertible
   Preferred Stock..........................................         (9,075)              --               --
Warrants exercised..........................................            (59)              --           15,000
Options exercised...........................................             --               --               30
Net loss....................................................             --       (4,633,024)      (4,633,024)
                                                                -----------    -------------      -----------
Balance as of December 31, 1996.............................     36,305,684     ( 12,602,929)      23,787,253

Options exercised...........................................             --               --               50
Net loss....................................................             --       (4,813,324)      (4,813,324)
                                                                -----------    -------------      -----------
Balance as of December 31, 1997.............................    $36,305,684    $( 17,416,253)     $18,973,979
                                                                ===========    =============      ===========

                            See accompanying notes.

                               FILM ROMAN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                           ---------------------------------------------
                                                               1995            1996            1997
                                                           -------------   -------------   -------------
OPERATING ACTIVITIES:
   Net (loss).............................................. $ (1,689,176)   $ (4,633,024)   $ (4,813,324)
   Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization........................      130,309         385,164         264,302
      Amortization of film costs...........................   33,155,523      50,778,748      43,012,909
      Compensation expense in connection with the
       issuance of common stock options to an employee.....      242,400              --              --

      Warrant commitment...................................           --         225,000              --
   Changes in operating assets and liabilities:
      Accounts receivable..................................      (47,063)     (6,526,225)      5,728,267
      Film costs...........................................  (33,152,650)    (59,668,547)    (37,828,074)
      Refundable income taxes..............................     (487,500)        487,500               0
      Deposits and other assets............................       89,185        (175,042)       (229,302)
      Accounts payable.....................................      302,598       3,281,703      (2,780,550)
      Accrued expenses.....................................      (42,325)      1,148,131         374,100
      Deferred revenue.....................................   (2,918,638)      6,617,813     ( 1,218,942)
                                                            ------------    ------------    ------------
      Net cash (used in) provided by operating
       activities..........................................   (4,417,337)     (8,078,779)      2,509,386

INVESTING ACTIVITIES:
   Additions to property and equipment.....................     (203,437)       (585,678)       (262,113)
                                                            ------------    ------------    ------------
      Net cash used in investing activities................     (203,437)       (585,678)       (262,113)

FINANCING ACTIVITIES:
   Proceeds from issuance of Class A Preferred Stock and
    Warrants, net of issuance costs........................   10,738,215              --              --
   Option and warrants exercised and other.................           --          23,403              50
   Net proceeds from offering..............................           --      28,291,036              --
   Redemption of the Redeemable preferred stock............           --      (7,500,000)             --
   Borrowings under debt...................................   12,350,000       8,895,000              --
   Repayments on debt......................................  (11,975,431)    (10,632,145)             --
   Dividends declared and paid to preferred stockholders...           --      (1,850,000)             --
   Dividends declared and paid to common stockholder.......   (1,751,500)             --              --
                                                            ------------    ------------    ------------
      Net cash provided by  financing
        activities.........................................    9,361,284      17,227,294              50
                                                            ------------    ------------    ------------
   Net increase in cash....................................    4,740,510       8,562,837       2,247,323
   Cash and cash equivalents at beginning of period........      435,580       5,176,090      13,738,927
                                                            ------------    ------------    ------------
   Cash and cash equivalents at end of period.............. $  5,176,090    $ 13,738,927    $ 15,986,250
                                                            ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest............................................. $    112,355    $     94,100    $     12,837
                                                            ============    ============    ============
      Income taxes......................................... $    487,500    $         --    $         --
                                                            ============    ============    ============

                               FILM ROMAN, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   In 1995, the Company accrued dividends of $400,000 due to the Class A Redeemable Preferred stockholders and $250,000 due to the Class B Convertible Preferred stockholder. In addition, the Company recorded accretion of the difference between the carrying value and the Liquidation Value of $484,829 on the Class A Redeemable Preferred Stock. See Note 6.

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

                               DECEMBER 31, 1997



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

   REORGANIZATION AND INITIAL PUBLIC OFFERING

   On October 3, 1996, the Company effected a reorganization (the "Reorganization") pursuant to which (i) Film Roman California merged with and into a wholly owned subsidiary of the Company; (ii) each outstanding share of common stock of Film Roman California ("California Common Stock") was converted into 1.25 shares of common stock of the Company, $.01 par value ("Common Stock") (including shares of California Common Stock issued immediately prior to such merger upon the "cashless" exercise of certain warrants and upon conversion of all outstanding shares of Class B Convertible Preferred Stock); (iii) each outstanding share of Class A Redeemable Preferred Stock was converted into one share of redeemable preferred stock of the Company, $.01 par value ("Redeemable Preferred Stock"); (iv) all outstanding employee options and certain warrants for the purchase of Common Stock, pursuant to the anti-dilution provisions thereof, became options and warrants to purchase Common Stock (with options and warrants to purchase each share of California Common Stock becoming options and warrants to purchase 1.25 shares of Common Stock at 80% of the exercise price theretofore applicable); and (v) a warrant issued to the President of the Company for the purchase of 185,000 shares of California Common Stock was cancelled. As a result of the foregoing, Film Roman California became a wholly owned subsidiary of the Company, and the stockholders of Film Roman California became stockholders of the Company. The Reorganization was effected pursuant to a Plan of Reorganization Agreement dated as of May 15, 1996, as amended, by and among the Company, Film Roman California and the stockholders of Film Roman California.

   On October 4, 1996, the Company completed its initial public offering ("Offering") of 3,300,000 shares of its Common Stock. Of the 3,300,000 shares of Common Stock sold in the Offering, 3,275,364 shares were issued and sold by the Company and 24,636 shares were sold by certain stockholders of the Company. Net proceeds to the Company pursuant to the Offering totaled approximately $28.3 million, after deducting underwriting discounts and offering expenses paid by the Company.

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

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997


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

   The Company performs production services for various companies within the entertainment industry and licenses various rights in its animation product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 1997, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.


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

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997

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


   INCOME TAXES

   The Company uses the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

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

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997

   NET (LOSS) PER COMMON SHARES

   The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, prior years' per share amounts have been restated. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

   For the year ended December 31, 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period, giving effect to the conversion of California Common Stock into 1.25 shares of Company Common Stock, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if anti-dilutive. For the year ended December 31, 1995, the net loss per common share gives effect to the accretion of the difference between the carrying value and the Liquidation Value of the Redeemable Preferred Stock of $484,829 and to the accrual of dividends of $400,000 on the Redeemable Preferred Stock.

    For the year ended December 31, 1996, the weighted average number of common and common equivalent shares outstanding have been calculated in accordance with SAB 98 for the period prior to the offering giving effect to the conversion of California Common Stock into 1.25 shares of Company Common Stock and in accordance with SFAS No. 128 for the period after the offering. For the year ended December 31, 1996, the net loss per common share gives effect to (i) accretion of the difference between the carrying value and the liquidation value of the Redeemable Preferred Stock of $757,544 (ii) the excess of the price paid for the redemption of the Redeemable Preferred Stock over its carrying value of $3,126,755 and (iii) to dividends of $750,000 on the Redeemable Preferred Stock. For the year ended December 31, 1997, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

   The pro forma loss per common share amount reflects an adjustment for an income tax benefit that would have been reported if the Company had been a C Corporation based upon an estimated statutory rate of 34% in 1995.

Net (loss) attributable to common stock as reported           $(2,574,005)
Pro forma benefit for income taxes                                574,000
                                                              -----------
Pro forma net (loss)                                          $(2,000,005)
                                                              ===========
Pro forma net (loss) per common share basic and diluted       $     (0.43)
                                                              ===========

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997

2.  FILM COSTS

     The components of unamortized film costs consist of the following:

                                                                 December 31,
                                                           -------------------------
                                                              1996          1997
                                                           -----------   -----------

Animated film productions released, less amortization      $ 7,946,483   $ 5,041,950
Animated film productions in process                        13,069,981    10,820,744
Animated film productions in development                       252,481       221,416
                                                           -----------   -----------
                                                           $21,268,945   $16,084,110
                                                           ===========   ===========

   Based on management's estimates of future gross revenues as of December 31, 1997, approximately 75% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 2000.

   Interest capitalized to film costs in 1995, 1996, and 1997 was $62,596, $50,657 and $0 respectively.


3.  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                           December 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------   ------------

Leasehold improvements............................. $  142,410    $   186,104
Furniture and fixtures.............................    239,412        292,401
Office equipment...................................  1,089,759      1,255,189
                                                    ----------    -----------
                                                     1,471,581      1,733,694
Less accumulated depreciation and amortization.....   (934,192)    (1,198,494)
                                                    ----------    -----------
                                                    $  537,389    $   535,200
                                                    ==========    ===========

4.  BLUES BROTHERS: THE ANIMATED SERIES

   The Company put its proprietary production of the "Blues Brothers" into hiatus in March 1997 following discussions between the Company and UPN with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company recorded a write off for the year ended December 31, 1997, of approximately $2.0 million.

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997


5.  INCOME TAXES

   Prior to the Termination Date, the Company was treated as a Subchapter S Corporation under the Internal Revenue Code ("IRC") and, consequently, was not subject to federal income tax prior to that date; the sole shareholder of the Company included the income (loss) of the Company through the Termination Date in his own income tax return for federal income tax purposes. Accordingly, the Company has not recognized any deferred taxes and has no available federal net operating loss carryforwards prior to the Termination Date. S Corporations pay tax to the State of California on their taxable incomes at a rate of 1.5% in 1995. The state tax provision recorded by the S Corporation prior to the Termination Date is immaterial to the financial statements.

   The significant components of the Company's net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                    December 31,
                                       ----------------------------------------
                                          1995          1996           1997
                                       ----------   ------------   ------------
Film costs                             $  97,000    $   397,000    $  (306,000)
Fixed assets                               9,000          9,000        (13,000)
Nondeductible accrual                     21,000         53,000        136,000
Other                                         --        133,000        228,000
Net operating loss carryforwards         262,000      1,338,000      4,306,000
                                       ---------    -----------    -----------
                                         389,000      1,930,000      4,351,000
Valuation allowance                     (389,000)    (1,930,000)    (4,351,000)
                                       ---------    -----------    -----------
                                       $            $       --     $       --
                                       =========    ===========    ===========

   A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                                           December 31,
                                                             ----------------------------------------
                                                                1995          1996           1997
                                                             ----------   ------------   ------------
Provision for income taxes at statutory rate of 35%          $(551,000)   $(1,622,000)   $(1,685,000)
Taxable loss incurred prior to the Termination Date            154,000             --             --
 Permanent Differences                                              --        105,000         22,000
Benefit of deferred tax assets not currently recognized        397,000      1,517,000      1,663,000
                                                             ---------    -----------    -----------
                                                             $      --    $        --    $        --
                                                             =========    ===========    ===========

   At December 31, 1997, the Company had available federal and state tax net operating loss carryforwards of approximately $10,241,000 and $5,773,000 respectively, expiring through 2012 and 2002, respectively.

6.  REDEEMABLE PREFERRED STOCK

   In July 1995, pursuant to a Securities Purchase Agreement entered into among the Company and several purchasers, such entities purchased 1,200,000 shares of Redeemable Preferred Stock and 1,200,000 stock purchase warrants (the "Warrants") (1,500,000 after giving effect to the Reorganization) from the Company for $12,000,000.

   The Redeemable Preferred Stock had a par value of $0.01 per share. The holders of such stock are entitled to an annual dividend of $0.80 per share, as declared by the Board of Directors. Dividends of $400,000 and $750,000 were declared and accrued on the Redeemable Preferred Stock as of December 31, 1995 and 1996, respectively. The

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997


Redeemable Preferred Stock ranked senior to the Convertible Preferred Stock and common stock. The terms of the Redeemable Preferred Stock contained in the Company's Articles of Incorporation restricted the declaration or payment of dividends as long as the Redeemable Preferred Stock remains outstanding. The liquidation value of each share of Redeemable Preferred Stock is $10 ("Liquidation Value"). The net proceeds from the issuance of the Redeemable Preferred Stock and Warrants were $10,738,000. The Company determined the fair value of the Warrants to be approximately $4,474,000, net of issuance costs, and, as such, allocated $4,474,000 of the net proceeds to the Warrants and $6,264,000 to the Redeemable Preferred Stock. The difference between the carrying value and the Liquidation Value of the Redeemable Preferred Stock is being amortized to retained deficit on a straight-line basis from the issuance date to the mandatory redemption dates. Accretion recorded for the year ended December 31, 1995 and 1996 was $484,829 and $757,544 respectively. In October 1996 the Company redeemed all of the outstanding shares of the Redeemable Preferred Stock for cash and Common Stock (see Note 1). The excess of the price paid for the Redeemable Preferred Stock over its carrying value was $3,126,755 and was charged to the retained deficit. In connection with the Reorganization as described in Note 1, the Warrants were exercised.

7.  STOCKHOLDERS' EQUITY

   The Convertible Preferred Stock had a par value of $0.01 per share. The holder of such stock, who was the sole common shareholder of the Company before the Offering,was entitled to an annual dividend of $0.80 per share, as declared by the Board of Directors. Dividends of $250,000 and $450,000 were declared and accrued on the Convertible Preferred Stock as of December 31, 1995 and 1996, respectively. In connection with the Reorganization as described in Note 1, the holders converted the Convertible Preferred Stock into Common Stock.

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

   In August 1995, a former officer was granted options to purchase 75,000 shares of Common Stock at an exercise price of $0.008 per share in accordance with his employment agreement. Such options are exercisable immediately and will remain exercisable until June 30, 1999 or until a Liquidity Event as defined in the agreement. The Company recorded compensation expense of $242,400 associated with the granting of these options as such options were granted at an exercise price less than the deemed fair value of the Common Stock at the date of grant.

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

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997


8.  COMMITMENTS


   The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statement of operations for the years ended December 31, 1995, 1996 and 1997 reflects rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2002, certain of which are personally guaranteed by the President of the Company. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

     YEAR ENDING DECEMBER 31
     1998                               $1,205,622
     1999                                1,290,808
     2000                                1,297,572
     2001                                1,282,971
     2002                                1,263,050
     Thereafter                            858,026
                                        ----------
     Total minimum lease payments       $7,198,049
                                        ==========

   Rent expense for the years ended December 31, 1995, 1996 and 1997, prior to any allocation of rent to capitalized film costs, was $1,109,006, $1,399,573, and $1,316,520 respectively.

   At December 31, 1997, the Company had outstanding employment agreements with various employees with initial terms ranging from one to five years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

     YEAR ENDING DECEMBER 31
     1998                     $1,676,500
     1999                        648,700
     2000                        210,000
     2001                            -0-
     2002                            -0-
                              ----------
                              $2,535,200
                              ==========

   Collectively, certain of these employment agreements provide for minimum annual compensation that can be increased for incentives based on the Company obtaining certain earning levels, the relationship of earnings to projected earnings, and/or discretionary incentives to be determined by the Board of Directors. Such incentives shall not exceed 100% of the employees' base salary.

   In September 1996, the Company secured a commitment (the "Commitment") from certain of its existing stockholders to purchase up to $3.0 million of its 12% Senior Secured Notes due December 20, 1996 ("Senior Notes"). No Senior Notes have been or will be issued. As consideration for the receipt of the Commitment, the Company issued certain warrants which, in connection with the Reorganization and pursuant to the anti-dilution provisions thereof,

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997

became warrants for the purchase of 72,066 shares of Common Stock at an exercise price of $7.00 per share. The New Warrants are currently exercisable and expire in September 2001. In 1996 the Company recorded an expense of $225,000 relating to the issuance of the New Warrants and transactions costs associated with the Commitment. As of December 31, 1997, no warrants had been exercised.


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

   For the years ended December 31, 1995, 1996 and 1997, the Company contributed $93,081, $104,923, and $120,431 respectively, to the plan on behalf of its employees.


10.  SIGNIFICANT CUSTOMERS AND PROPERTIES AND GEOGRAPHIC INFORMATION

   In 1995, the Company earned revenues from five significant customers of approximately $11,967,000 (35%), $4,516,000 (13%), $4,400,000 (13%), $4,229,000
(12%), and $3,575,000 (10%). In 1996, the Company earned revenue from three significant customers of $14,330,000 (29%), $10,311,000 (21%) and $4,930,000
(10%). In 1997, the Company earned revenue from three significant customers of $26,400,000 (62%), $4,000,000 (9%), and $3,750,000 (9%).

   In 1995, the Company earned revenues from four significant properties of $11,967,000 (35%), $5,034,000 (15%), $4,516,000 (13%) and $4,229,000 (12%). In
1996, the Company earned revenues from three significant properties of $14,330,000 (29%), $7,869,000 (16%) and $5,627,000 (11%). In 1997, the Company
earned revenue from four significant properties of $13,660,000 (32%), $12,750,000 (30%), $4,000,000 (9%) and $3,750,000 (9%).

   In 1996 and 1997 the Company earned significant export revenues from Europe of approximately $7,000,000 and $2,300,000 respectively.


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

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997


   The maximum number of shares subject to the Plan is 1,227,695 and the Plan will terminate on August 7, 2005, unless sooner terminated by the Board of Directors. The options vest over a five-year period.

   Pursuant to the Plan, in January 1996, the Company granted options to certain employees and directors of the Company to purchase 507,500 shares of the Company's Common Stock at an exercise price of $8.00 per share, which was deemed to be the fair market value at that time. In May 1996, the Company granted options to an officer to purchase 125,000 shares and options to certain employees and directors of the Company to purchase 43,125 shares of the Company's Common Stock at $8.52 per share, which was deemed to be the fair market value at that time. Further pursuant to the plan, in January 1996, the Company granted options to a former officer to purchase 92,500 shares of the Company's Common Stock at $8.00 per share, which was deemed to be the fair market value at that time. These options were canceled when the officer left his position at the Company in June 1997.

   As of December 31, 1995, 1996 and 1997,  75,000,  840,125 and 1,000,023
shares of Common Stock were reserved for future issuances related to options, respectively.

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

                                                    Year ended December 31,
                                           ------------------------------------------
                                               1997           1996           1995
                                           ------------   ------------   ------------
NET LOSS
  As reported                              $(4,813,324)   $(4,633,024)   $(1,689,176)
  Pro forma                                $(5,110,690)   $(5,157,820)   $(1,689,176)

NET LOSS ATTRIBUTABLE TO COMMON STOCK
 As reported                               $(4,813,324)   $(9,267,324)   $(2,574,005)
 Pro forma                                 $(5,110,690)   $(9,792,120)   $(2,574,005)

NET LOSS PER SHARE
 As reported                               $     (0.57)   $     (1.67)   $    (0 .55)
 Pro forma                                 $     (0.60)   $     (1.76)   $    (0 .55)

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

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively; dividend yields of 0% for all years; expected volatility of 33.3%, 28.7% and 89.7%; risk-free interest rates of 5.83%, 6.29% and 6.18%; and expected lives of 3 years, 8 years and 8 years. The weighted average fair value of options granted during the year was $3.23, $3.80 and $2.86 for the years ended December 31, 1995, 1996 and 1997, respectively.

                               FILM ROMAN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 1997

A summary of stock option activity under the Plan is as follows:

                                                                                      Weighted Average
                                                                           Shares      Exercise Price
                                                                         ----------   ----------------
Balance at January 1, 1995............................................          --
Granted...............................................................      75,000              $0.008
Exercised.............................................................          --
Cancelled.............................................................          --
                                                                         ---------
Balance at December 31, 1995 (all exercisable)........................      75,000

Granted...............................................................     768,125              $ 8.11
Exercised.............................................................      (3,000)             $0.008
Cancelled.............................................................          --
                                                                         ---------
Balance at December 31, 1996 (including 192,000 options exercisable
at a weighted average exercise price of $5.00 per share)..............     840,125

Granted...............................................................     388,023              $1.625
Exercised.............................................................      (5,000)             $0.008
Cancelled.............................................................    (223,125)             $ 8.01
                                                                         ---------
Balance at December 31, 1997 (including 252,375 options exercisable
 at a weighted average exercise price of $5.95 per share).............   1,000,023
                                                                         =========



   Exercise prices for options outstanding as of December 31, 1997, ranged from $0.008 to $8.52. The weighted-average remaining contractual life of these options is 7.3 years.

   As of December 31, 1996 and 1997, shares available under the Plan for future grants of options were 459,570 and 294,672 respectively.


12.  RELATED PARTY TRANSACTIONS

   A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 1995, 1996 and 1997 amounted to $66,000, $7,900 and $12,350, respectively. A firm in which an outside director of the Company is a partner acts as a legal consultant to the Company and fees paid to that firm during 1995, 1996 and 1997 amounted to $84,000, $91,000 and $135,000, respectively. An outside director of the Company acts as a financial consultant to the Company and fees paid to that director during 1995, 1996 and 1997 amounted to $22,000, $0 and $145,000, respectively.