Form 10-Q
period 1998-03-31
FILM ROMAN INC
filed 1998-05-15
CIK 1013236

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM  _____________ TO _____________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [_] NO [_].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of April 30, 1998, 8,522,190 shares of common stock, par value $.01 per share, were issued and outstanding.


===============================================================================

                               TABLE OF CONTENTS


                        PART I.  FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----

Item 1.   Financial Statements...................................................................   3

            Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited)  .   3

            Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and
               March 31, 1998 (unaudited)........................................................   4

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and
               March 31, 1998 (unaudited)........................................................   5

            Notes to Consolidated Financial Statements...........................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................   7


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.......................................................................  11

Item 6.  Exhibits and Reports on Form 8-K........................................................  11


Signatures....................................................................................... S-1

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                          CONSOLIDATED  BALANCE SHEETS

                                                                          DECEMBER 31,            MARCH 31,
                                                                              1997                   1998
                                                                      --------------------   --------------------
                                                                                                  (UNAUDITED)
ASSETS
Cash and cash equivalents...........................................         $ 15,986,250           $ 16,437,566
Accounts receivable.................................................            1,228,142              1,365,639
Film costs, net of accumulated amortization of
  $212,107,777 (December 31. 1997) and $221,076,572 (March 31, 1998)           16,084,110             13,555,547
Property and equipment, net of accumulated depreciation and
  amortization of $1,198,494 (December 31, 1997) and $1,251,634
  (March 31, 1998).................................................               535,200                578,288
Deposits and other assets..........................................               544,927                733,185
                                                                             ------------           ------------

Total Assets.......................................................          $ 34,378,629           $ 32,670,225
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable...................................................          $  1,009,586           $    368,285
Accrued expenses...................................................             2,204,414              2,360,978
Deferred revenue...................................................            12,190,650             11,732,690
                                                                             ------------           ------------

Total liabilities..................................................            15,404,650             14,461,953

Stockholders' equity

Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued...................................                   --                     --

Common stock, $.01 par value, 20,000,000 shares authorized,
   8,454,690 shares issued and outstanding at December 31, 1997 and
   8,522,190 shares issued and outstanding at March 31, 1998.......                84,548                 85,223

Additional paid-in capital.........................................            36,305,684             36,305,684

Retained deficit                                                              (17,416,253)           (18,182,635)
                                                                             ------------           ------------

                    Total stockholders' equity.....................            18,973,979             18,208,272
                                                                             ------------           ------------

                    Total liabilities and stockholders' equity.....          $ 34,378,629           $ 32,670,225
                                                                             ============           ============



                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                          1997               1998
                                                                   ----------------   ------------------
Revenue.....................................................        $   12,095,662       $    9,300,710

Cost of revenue.............................................            11,657,367            8,968,795

Selling, general and administrative expenses................             1,030,441            1,305,069
                                                                    --------------       --------------

Operating loss..............................................              (592,146)            (973,154)

Interest income.............................................               151,718              207,447

Interest expense............................................                   --                    --
                                                                    --------------       --------------

Net loss....................................................        $     (440,428)      $     (765,707)
                                                                    ==============       ==============





Net (loss) attributable to common stock.....................        $     (440,428)      $     (765,707)
                                                                    ==============       ==============

Net (loss) per common share basic & diluted.................        $        (0.05)      $        (0.09)
                                                                    ==============       ==============

Weighted average number of shares outstanding basic and
diluted.....................................................             8,449,690            8,460,690
                                                                    ==============       ==============



                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ------------------------------------
                                                                                          1997               1998
                                                                                   -----------------   ----------------

OPERATING ACTIVITIES:
Net loss...................................................................            $   (440,428)       $  (765,707)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization..............................................                  53,812             53,139

Amortization of film costs.................................................              11,657,367          8,968,795

Changes in operating assets and liabilities:

  Accounts receivable......................................................               2,094,603           (137,497)

  Film costs...............................................................             (11,121,070)        (6,440,232)

  Deposits and other assets................................................                 (44,087)          (188,258)

  Accounts payable.........................................................              (2,559,855)          (641,301)

  Accrued expenses.........................................................                (346,468)           156,564

  Deferred revenue.........................................................              (4,741,262)          (457,960)
                                                                                       ------------        -----------

    Net cash (used in) provided by operating activities....................              (5,447,388)           547,543

INVESTING ACTIVITIES:

Additions to property and equipment........................................                 (27,324)           (96,227)
                                                                                       ------------        -----------

    Net cash used in investing activities..................................                 (27,324)           (96,227)

FINANCING ACTIVITIES:

Borrowings under debt......................................................                      --                 --

Repayments on debt.........................................................                      --                 --
                                                                                       ------------        -----------

  Net cash used in financing activities....................................                      --                 --
                                                                                       ------------        -----------

Net (decrease) increase in cash............................................              (5,474,712)           451,316

Cash and cash equivalents at beginning of period...........................              13,738,927         15,986,250
                                                                                       ------------        -----------

Cash and cash equivalents at end of period.................................            $  8,264,215        $16,437,566
                                                                                       ============        ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...............................................................            $         --        $        --
                                                                                       ------------        -----------

    Income taxes...........................................................             $       800         $      800
                                                                                       ============        ===========



                                See accompanying notes

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiary Film Roman, Inc., a California corporation ("Film Roman California"). The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1997 and 1998 and the cash flows for the three months ended March 31, 1997 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

     For the three months ended March 31, 1997 and 1998, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption was not permitted. SFAS No. 128 requires restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS excludes the dilutive effects of stock options and warrants. Diluted EPS for the Company reflects all potential dilutive securities.

(3) - FILM COSTS

          The components of unamortized film costs consist of the following:

                                                           DECEMBER 30,                MARCH 31,
                                                               1997                1998 (UNAUDITED)
                                                           ------------          --------------------
Animated film productions released,
     less amortization..........................            $ 5,041,950                $ 4,323,941

Animated film productions in process............             10,820,744                  8,844,633

Animated film productions in development........                221,416                    386,973
                                                            -----------                -----------

                                                            $16,084,110                $13,555,547
                                                            ===========                ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, among other things, the 13 episodes of "The Mr. Potato Head Show" ordered by the Fox Kids Network to debut in the fall of 1998; production fees, services and costs; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 1998-1999 television season); plans to enter into new business areas beyond the Company's core business of animation television production; and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K.") Actual results could differ materially from these forward-looking statements.


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

     In the first quarter of 1998, the Company decided to reduce its fixed overhead by outsourcing its licensing and merchandising, public relations, promotion and advertising to third party suppliers. The Company will consider bringing these functions in-house again, should the volume indicate that such action would be prudent.

RECENT DEVELOPMENT

     The Company is entering into an agreement with Claster Television, Inc. ("Claster Television") whereby Claster Television will license television series rights for "The Mr. Potato Head Show" to the Company, and the Company will produce a mixed media children's series based on the original property of Hasbro, Inc. The Fox Kids Network has ordered an initial 13 episodes of the series, which it intends to debut in the fall of 1998 as part of its Saturday morning line-up. The Company will produce the episodes using a combination of computer generated imagery, puppetry and live-action production technology. The Company will also handle international distribution of the series and under the terms of the proposed agreement will share in certain toy and merchandising revenues. Hasbro, Inc. will represent worldwide licensing of characters based on the new series. No assurance can be given that "The Mr. Potato Head Show" will actually be produced or that the episodes will be aired by the Fox Kids Network in the number contemplated, in the intended time slot, or at all.

THE COMPANY'S 1998-1999 TELEVISION PROGRAMMING

     The Company is currently scheduled to produce 22 new episodes of The Simpsons and 24 new episodes of King of the Hill for Twentieth Century Fox Television for the 1998-1999 season. At the time of the Company's filing of the Form 10-K on March 31, 1998, the major voice-over talent on The Simpsons were in negotiations with Twentieth Century Fox Television. These negotiations have now been successfully concluded and the major voice-over talent have been signed to new contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenue decreased by 23%, or $2.8 million, to $9.3 million for the quarter ended March 31, 1998, from $12.1 million for the quarter ended March 31, 1997. Total revenue decreased primarily because the Company delivered significantly fewer episodes of programming in the first quarter of 1998 as compared to the first quarter of 1997. The Company delivered a total of 14 episodes of programming for the quarter ended March 31, 1998 as compared to 27 episodes delivered in 1997.

     The Company delivered 14 "fee-for-services" episodes during the quarter ended March 31, 1998, compared to 17 episodes in the comparable period in 1997. Fee-for-services revenue decreased 10%, or $0.9 million, to $8.0 million for the quarter ended March 31, 1998, from $8.9 million in the comparable period in 1997 as a result of delivering fewer Prime Time episodes.

     The Company delivered no "proprietary" episodes for the quarter ended March 31, 1998, compared to 10 episodes in 1997. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 71%, or $1.2 million, to $0.5 million for the quarter ended March 31, 1998, from $1.7 million in 1997. This decrease was a result of no "proprietary" episodes being delivered partially offset by continued international sales of the Company's proprietary programming in its library.

     Other revenue decreased by approximately $0.8 million for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, due primarily to no revenue from the Company's interactive department which was closed down in 1997.

     Total cost of revenue decreased by 23%, or $2.7 million, to $9.0 million for the quarter ended March 31, 1998, from $11.7 million for the quarter ended March 31, 1997. Total cost of revenue as a percentage of sales remained constant at 96% for both 1998 and 1997.

     Total selling, general and administrative expenses for the quarter ended March 31, 1998 increased by $0.3 million to $1.3 million from $1.0 million for the comparable period in 1997, due primarily to increased costs in the International and Development Departments offset by lower costs in the Licensing and Merchandising Department.

     Operating loss was $1.0 million for the quarter ended March 31, 1998, as compared to a loss of $0.6 million for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs, and increase its presence in the international distribution markets. Also, the Company believes that the successful execution of a more aggressive and broad production strategy will require it to increase its overall investment, including additional personnel, to augment its development and production efforts in animated programming, computer generated animated programming, live action television series, feature films and direct-to-video films. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., international distribution rights and/or merchandising and licensing). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. However, the Company has begun to exploit, to a greater extent, the international distribution rights associated with the proprietary programs in its library. As a result, the Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

     For the three months ended March 31, 1998, net cash provided by operating activities was $547,543 due to non cash amortization of film cost being greater than cash spent on film cost additions and cash generated in connection with an increase in accrued expenses, offset by fluctuation in other operating assets and liabilities. For the three months ended March 31, 1998, net cash used for investing activities was $96,227 due to additions to property and equipment. No cash was used in financing activities for the first three months of 1998.

     The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 1998, the Company had a balance in its Deferred Revenue account of $11.7 million. The net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue would be approximately $300,000.

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

     On March 27, 1998, Mad Cow Productions, Inc. ("Mad Cow"), as assignee of Michael Waeghe ("Waeghe"), filed a Demand for Arbitration before the Los Angeles branch of JAMS/Endispute, Inc. ("JAMS") alleging breach of contract claims against the Company arising out of a Writer/Producer Agreement dated as of July 17, 1995 by and between Waeghe and his partner Tino Insana, on the one hand, and the Company, on the other hand, in connection with Blues Brothers; The Animated Series and seeking monetary damages. The Company believes that the claims alleged do not have merit, but in the event JAMS were to find in favor of Mad Cow, the amount recovered would not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

*10.4 Terms of Executive Employment Agreement dated as of August 22, 1997 by and between the Company and Mr. David Pritchard (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

 10.5    Intentionally Omitted

 10.6    Intentionally Omitted

*10.7    Stock Option Plan of the Company (Incorporated by reference to Exhibit
         10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

+*10.8   Form of Non-Qualified Stock Option Agreement for Employees

+*10.9   Form of Incentive Stock Option Agreement for Employees

 10.10   Intentionally Omitted

+10.11 Lease for Registrant's headquarters and studio in North Hollywood, California

 10.12   Intentionally Omitted

 10.13   Intentionally Omitted

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

+10.39 Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide, Inc. and Film Roman, Inc

+10.40   Form of Agreement between Film Roman, Inc. and Threshold Entertainment

+10.41 Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television (Exhibit 10.43)

+10.42 Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International (Exhibit 10.44)

+10.43 Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain (Exhibit 10.45)

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
+10.44 Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc. (Exhibit 10.46)

21.1     Subsidiaries of the Registrant (Incorporated by reference to Exhibit
         21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

27       Financial Data Schedule


                        ------------------------------

+Incorporated by reference to the similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's Registration Statement on
    Form S-1 (Registration No. 333-03987) as filed with the Securities and
                  Exchange Commission on September 30, 1996.
        *Management contract or other compensation plan or arrangement.



(b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 1998


                       FILM ROMAN, INC.




                       By:   /s/ Phil Roman
                          ------------------------------------
                             Phil Roman
                             President, Chief Executive Officer and Director



                       By:   /s/ Greg Arsenault
                          ------------------------------------
                             Greg Arsenault
                             Senior Vice President - Finance and Administration