Form 10-Q
period 1998-06-30
FILM ROMAN INC
filed 1998-08-04
CIK 1013236

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM   _____________ TO _____________

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

          As of July 24, 1998, 8,522,190 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................     3

           Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 (unaudited)...........     3

           Consolidated Statements of Operations for the Three and Six Months Ended
              June 30, 1997 and June 30, 1998 (unaudited)..............................................     4

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and
              June 30, 1998 (unaudited)................................................................     5

           Notes to Consolidated Financial Statements..................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................................     7

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........................................    11

Item 5.  Other Information.............................................................................    11

Item 6.  Exhibits and Reports on Form 8-K..............................................................    12

Signatures.............................................................................................   S-1

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,      JUNE 30,
                                                                                                 1997            1998
                                                                                             -------------   -------------
                                                                                                              (UNAUDITED)
ASSETS

Cash and cash equivalents.......................................................             $ 15,986,250    $ 14,301,991
Accounts receivable.............................................................                1,228,142       1,132,252
Film costs, net of accumulated amortization of $212,107,777 (December
31, 1997) and $228,696,883 (June 30, 1998)......................................               16,084,110      16,588,144
Property and equipment, net of accumulated depreciation and
amortization of $1,198,494 (December 31,1997) and $1,336,958 (June
30, 1998 )......................................................................                  535,200         799,053
Deposits and other assets.......................................................                  544,927         532,523
                                                                                             ------------    ------------
Total Assets....................................................................             $ 34,378,629    $ 33,353,963
                                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable................................................................             $  1,009,586    $    516,015
Accrued expenses................................................................                2,204,414       2,253,977
Deferred revenue................................................................               12,190,650      13,093,463
                                                                                             ------------    ------------
Total liabilities...............................................................               15,404,650      15,863,455

Stockholders' equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
 none issued....................................................................                  ----            ----

Common stock, $0.01 par value, 20,000,000 shares authorized,
8,454,690 shares issued and outstanding at December 31, 1997 and
 8,522,190 shares issued and outstanding at June 30, 1998.......................                   84,548          85,223

Additional paid-in capital......................................................               36,305,684      36,305,684

Retained deficit................................................................              (17,416,253)    (18,900,399)
                                                                                             ------------    ------------
  Total stockholders' equity....................................................               18,973,979      17,490,508
                                                                                             ------------    ------------
  Total liabilities and stockholders' equity....................................             $ 34,378,629    $ 33,353,963
                                                                                             ============    ============

                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                         ---------------                    -----------------
                                                         1997          1998               1997           1998
                                                      ----------    ----------         -----------    -----------
Revenue.........................................      $7,145,840    $8,057,408         $19,241,502    $17,358,118

Cost of revenue.................................       6,273,489     7,620,311          17,930,856     16,589,106

Selling, general and
  administrative expenses.......................       1,145,381     1,332,623           2,175,822      2,637,692
                                                      ----------    ----------         -----------    -----------
Operating loss..................................        (273,030)     (895,526)           (865,176)    (1,868,680)

Interest income.................................         113,174       177,087             264,892        384,534

Interest expense................................            ----          ----                ----           ----
                                                      ----------    ----------         -----------    -----------
Net Loss........................................      $ (159,856)   $ (718,439)        $  (600,284)   $(1,484,146)
                                                      ==========    ==========         ===========    ===========

Net loss attributable to common
 stock..........................................      $ (159,856)   $ (718,439)        $  (600,284)   $(1,484,146)
                                                      ==========    ==========         ===========    ===========
Net loss per common share basic
 and diluted....................................          $(0.02)       $(0.08)             $(0.07)        $(0.17)
                                                      ==========    ==========         ===========    ===========
    Weighted average number of
      shares outstanding basic and
       diluted..................................       8,454,690     8,522,190           8,452,190      8,491,610
                                                      ==========    ==========         ===========    ===========

                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                              ----------------------------
                                                                                                  1997            1998
                                                                                              -----------     ------------
OPERATING ACTIVITIES:
Net loss............................................................................          $   (600,284)   $ (1,484,146)
Adjustments to reconcile net loss to net cash  provided by
 operating activities:
Depreciation and amortization.......................................................               113,140         138,463
Amortization of film costs..........................................................            17,930,856      16,589,106
Changes in operating assets and liabilities:
  Accounts receivable...............................................................             5,826,420          95,890
  Film costs........................................................................           (19,248,810)    (17,093,140)
  Refundable income taxes...........................................................                   800            ----
  Deposits and other assets.........................................................               (74,574)         12,404
  Accounts payable..................................................................            (2,144,834)       (493,571)
  Accrued expenses..................................................................              (409,352)         49,563
  Deferred revenue..................................................................                44,489         902,813
                                                                                              ------------     -----------
  Net cash provided by(used in) operating activities................................             1,437,851      (1,282,618)

INVESTING ACTIVITIES:
Additions to property and equipment.................................................               (56,245)       (402,316)
                                                                                              ------------    ------------
Net cash used in investing activities...............................................               (56,245)       (402,316)

FINANCING ACTIVITIES:
Options exercised...................................................................                    50             675
Borrowings under debt...............................................................                  ----            ----
Repayments on debt..................................................................                  ----            ----
                                                                                              ------------     -----------
Net cash provided by financing activities...........................................                    50             675
Net increase(decrease) in cash......................................................             1,381,656      (1,684,259)
                                                                                              ------------     -----------
Cash and cash equivalents at beginning of period....................................            13,738,927      15,986,250
Cash and cash equivalents at end of period..........................................          $ 15,120,583    $ 14,301,991
                                                                                              ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest........................................................................          $         --     $        --
                                                                                              ------------     -----------
    Income taxes....................................................................          $         --     $        --
                                                                                              ------------     -----------

                            See accompanying notes.

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

       Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiary Film Roman, Inc., a California corporation ("Film Roman California"). The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1997 and 1998, and the cash flows for the six months ended June 30, 1997 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

       For the three months and the six months ended June 30, 1997 and 1998, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption was not permitted. SFAS No. 128 requires restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS excludes the dilutive effects of stock options and warrants. Diluted EPS for the Company would reflect all potential dilutive securities.

(3) - Film Costs

      The components of unamortized film costs consist of the following:

                                                                     DECEMBER 31,       JUNE 30,
                                                                        1997        1998 (unaudited)
                                                                     -----------    ---------------
Animated film productions released,
   less amortization..............................................   $ 5,041,950       $ 4,204,572

Animated film productions in process..............................    10,820,744        11,898,650

Animated film productions in development..........................       221,416           484,922
                                                                     -----------       -----------
                                                                     $16,084,110       $16,588,144
                                                                     ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, among other things, the 13 episodes of "Family Guy" ordered by 20th Century Fox Television and tentatively scheduled to air sometime in 1999, the 13 episodes of "The Mr. Potato Head Show" ordered by the Fox Kids Network to debut in the fall of 1998; production fees, services and costs; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 1998-1999 television season); plans to enter into new business areas beyond the Company's core business of animation television production; and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business" in the Company's Form 10-K. Actual results could differ materially from these forward-looking statements.

GENERAL

     The Company creates, develops, produces and distributes high quality animated television programming. Historically, the Company has produced substantially all of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $600,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

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

     The Company is currently seeking to enter into new business areas beyond its core business of animation television production such as live action television production, feature film production (both live action and animation), computer generated animation and direct-to-video production (both live action and animation). The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has no history of developing, producing or distributing live action television, computer generated animation or film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

     In the first quarter of 1998, the Company decided to reduce its fixed overhead by outsourcing its licensing and merchandising, public relations, promotion and advertising to third party suppliers. The Company will consider bringing these functions in-house again, should the volume indicate that such action would be cost effective.

RECENT DEVELOPMENT

     The Company has been engaged by 20th Century Fox Television to produce an initial 13 episodes of a new half-hour animated comedy entitled "Family Guy". The Company will produce this show on a "fee-for-services" basis. The new series will portray a satirical slice of family life in the tradition of "The Simpsons" and "King of the Hill". The date and time slot for airing the new series have yet to be determined by 20th Century Fox Television. No assurance can be given that "Family Guy" will actually be produced or that the episodes will be aired by 20th Century Fox Television in the number contemplated, or at all.

THE COMPANY'S 1998-1999 TELEVISION PROGRAMMING

     The Company is currently scheduled to produce 22 new episodes of The Simpsons and 24 new episodes of King of the Hill for 20th Century Fox Television for the 1998-1999 season. The Company is currently in production on an initial 13 episodes of "The Mr. Potato Head Show", a new series scheduled to debut in the fall of 1998 on the Fox Kids Network, and in which series the Company owns certain proprietary rights. In addition, the Company is scheduled to produce the 13 episodes of "Family Guy" mentioned above, which is tentatively scheduled to air sometime in 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Total revenue increased by 14%, or $1.0 million, to $8.1 million for the three months ended June 30, 1998, from $7.1 million for the comparable period in the prior year. Total revenue increased primarily because of an increase in "fee-for-services" revenue.

     The Company delivered 11 "fee-for-services" episodes during the three months ended June 30, 1998, compared to 10 episodes in the comparable period in 1997. Fee-for-services revenue increased 16%, or $0.9 million, to $6.5 million for the three months ended June 30, 1998, from $5.6 million during the comparable period in 1997.

     The Company delivered no "proprietary" episodes during the three months ended June 30, 1998 or 1997. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 43% or $0.3 million, to $0.4 million for the three months ended June 30, 1998, from $0.7 million in the comparable three month period in 1997. This decrease was a result of lower international sales of the Company's proprietary programming in its library.

     Other revenue increased by approximately $0.2 million during the three months ended June 30, 1998, as compared to the same period of the prior year, due primarily to a combined increase in revenue of approximately $0.9 million from commercials and specials partially offset by a decrease of approximately $0.7 million in revenue generated by the Company's creative services division and the Company's interactive unit, which ceased production beginning in the first quarter of 1997.

     Total cost of revenue increased by 21%, or $1.3 million, to $7.6 million for the three months ended June 30, 1998, from $6.3 million for the three months ended June 30, 1997. Total cost of revenue, as a percentage of sales, increased by 7% to 95%, primarily due to lower fee-for-service margins.

     Total selling, general and administrative expenses for the three months ended June 30, 1998 increased by $0.2 million to $1.3 million from $1.1 million for the comparable period in 1997, due primarily to increased development costs resulting from the development of live action programming and computer generated animation partially offset by lower costs in licensing and merchandising and lower general and administrative costs.

     Operating loss was $0.9 million for the three months ended June 30, 1998, as compared to a loss of $0.3 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

     Total revenue decreased by 10%, or $1.8 million, to $17.4 million for the six months ended June 30, 1998, from $19.2 million for the comparable period in the prior year. Total revenue decreased primarily because the Company delivered significantly fewer episodes of programming in the first six months of 1998 as compared to the first six months of 1997. The Company delivered a total of 25 episodes of programming for the six months ended June 30, 1998, as compared to 37 episodes for the six months ended June 30, 1997.

     The Company delivered 25 "fee-for-services" episodes during the six months ended June 30, 1998, compared to 27 episodes in the comparable period in 1997. Fee-for-services revenue increased 1%, or $0.1 million, to $14.6 million for the six months ended June 30, 1998, from $14.5 million during the comparable period in 1997.

     The Company delivered no "proprietary" episodes during the six months ended June 30, 1998 compared to 10 episodes delivered during the comparable period for 1997. "Proprietary" revenue decreased by 63% or $1.5 million, to $0.9 million for the six months ended June 30, 1998, from $2.4 million in the comparable six month period in 1997. This decrease was a result of no "proprietary" episodes being delivered partially offset by continued international sales of the Company's proprietary programming in its library.

     Other revenue decreased by approximately $0.5 million during the six months ended June 30, 1998, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $1.7 million in revenue generated by the Company's creative services division and the Company's interactive unit, which ceased production beginning in the first quarter of 1997. This decrease was offset by an increase in revenue of approximately $1.2 million from the Company's participation in net profits from certain of its fee-for-services series and revenue from commercials and specials.

     Total cost of revenue decreased by 7%, or $1.3 million, to $16.6 million for the six months ended June 30, 1998, from $17.9 million for the six months ended June 30, 1997. Total cost of revenue, as a percentage of sales, increased by 3% to 96%, primarily due to lower fee-for-service margins.

     Total selling, general and administrative expenses for the six months ended June 30, 1998 increased by $0.4 million to $2.6 million from $2.2 million for the comparable period in 1997, due primarily to increased development costs resulting from the development of live action programming and computer generated animation partially offset by lower costs in licensing and merchandising.

     Operating loss was $1.9 million for the six months ended June 30, 1998, as compared to a loss of $0.9 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that the successful execution of a more aggressive and broad production strategy will require it to increase its overall investment, including additional personnel, to augment its development and production efforts in animated programming, computer generated animated programming, live action television series, feature films (both live action and animation) and direct-to-video films (both live action and animation). Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs, and increase its presence in the international distribution markets. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., international distribution rights and/or merchandising and licensing). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. However, the Company has begun to exploit, to a greater extent, the international distribution rights associated with the proprietary programs in its library.
As a result, the Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

     For the six months ended June 30, 1998, net cash used in operating activities was approximately $1.3 million due to cash used in connection with film production activities and a decrease in accounts payable offset by an increase in deferred revenue. Cash used in investing activities for the six months ended June 30, 1998 was $402,316. Cash provided by financing activities for the six months ended June 30, 1998 was $675.

     The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 1998, the Company had a balance in its Deferred Revenue account of $13.1 million. The net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue would be approximately $870,000.

     Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The following information is provided pursuant to Rule 463 of the Securities Act of 1933, as amended, which requires the Company to report the use of proceeds from an offering of securities until the application of all of the proceeds from such offering. In October 1996, the Company completed its initial public offering pursuant to Registration Statement Number 333-03987 which became effective on September 30, 1996 and which yielded $28,291,036 in net proceeds to the Company after deducting total expenses.

     For the six month period ended December 31, 1997, the Company's Form SR reflected that the Company still had $5,308,223 of the proceeds in temporary investments. As of June 30, 1998, the Company has used the balance of the offering proceeds to fund production costs. For information on the Company's current cash, please see the Company's Consolidated Balance Sheet and Consolidated Statements of Cash Flows contained in Part I.

     PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Stockholders of the Company was held on June 16, 1998. The following matters were submitted to stockholders for a vote:

          1. Election of Dr. Dennis Draper as a Class II director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                            Shares Voted

             For                      Withheld Authority
             ---                      ------------------
             8,242,807                95,840

             Election of Peter Mainstain as a Class II director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                            Shares Voted

             For                      Withheld Authority
             ---                      ------------------
             8,242,807                95,840

          2. To approve the Company's 1996 Stock Option Plan, including an amendment (i) increasing the number of shares of Common Stock that may be issued or sold under the Stock Option Plan from 1,227,695 to 1,750,000 shares (no more than 325,000 of which may be issued or sold to non-employee directors) and (ii) increasing the maximum number of shares of Common Stock with respect to which options may be granted to any single participant under the Stock Option Plan during any calendar year from 400,000 to 700,000 shares.

                            Shares Voted

             For          Against        Abstentions       Unvoted
             ---          -------        -----------       -------
             5,788,277    263,440        7,700             2,279,230

          3. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

                            Shares Voted

             For          Against        Abstentions
             ---          -------        -----------
             8,304,347    14,700         19,600

ITEM 5. OTHER INFORMATION

        Effective June 17, 1998, the Board of Directors of the Company (the "Board"), pursuant to the authority granted to it under the Company's 1996 Stock Option Plan (the "Plan"), decided to offer to employees who hold stock options granted prior to August 1997 (other than directors, the Chairman of the Board and the President and Chief Executive Officer) a limited opportunity to surrender their existing options in return for an equal number of new options. The new options will have an exercise price of $1.438, which is the closing price of the Common Stock of the Company on the Nasdaq National Market System on June 16, 1998. The new options will have a revised and extended vesting schedule of 20% per year for five years, and the first 20% will not vest until September 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

(A)     EXHIBITS

INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------
  +3.1   Certificate of Incorporation of Film Roman, Inc., a Delaware corporation (the "Company")
  +3.2   Bylaws of the Company
   3.3   Amendment to Bylaws of the Company dated as of August 5, 1997 (Incorporated by reference to
         Exhibit 3.3 to the Company's form 10-Q for the quarter ended September 30, 1997)
  +4.1   Specimen Stock Certificate
+*10.1   Employment Agreement dated as of August 7, 1995 by and between Film Roman, Inc., a California corporation ("Film Roman California") and Mr. Phil Roman
+*10.2   Employment Agreement dated as of January 2, 1996 by and between Film Roman California and Mr. Gregory Arsenault (Exhibit 10.5)
 *10.3   Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr.
         Jon Vein (Incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the
         quarter ended September 30, 1997)
 *10.4   Terms of Executive Employment Agreement dated as of August 22, 1997 by and between the Company and Mr. David Pritchard (Incorporated by reference to Exhibit 10.4 to the Company's Annual
         Report  on Form 10-K for the year ended December 31, 1997)
 *10.5   Amendment dated as of June 25, 1998 to Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr. Jon Vein
  10.6   Intentionally Omitted
 *10.7   Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.7 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997)
+*10.8   Form of Non-Qualified Stock Option Agreement for Employees
+*10.9   Form of Incentive Stock Option Agreement for Employees
*10.10   First Amendment to 1996 Stock Option Plan of Film Roman, Inc.
+10.11   Lease for Registrant's headquarters and studio in North Hollywood, California
 10.12   Intentionally Omitted
 10.13   Intentionally Omitted
+10.14   Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy Productions, Inc.
+10.15   Series Production Agreement dated as of April 27, 1990 between Fox Children's Network and
         Film Roman, Inc.
+10.16   Agreement dated as of June 20, 1995, between Film Roman, Inc. and Starstream Limited
+10.17   Amendment dated December 18, 1992 between Film Roman, Inc. and Fox Children's Network
+10.18   Amendment dated March 22, 1994 between Film Roman, Inc. and Fox Children's Network
+10.19   Agreement dated October 5, 1994 between Flying Heart, Inc. and Film Roman, Inc.
+10.20   Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc. and Film Roman, Inc.
+10.21   Letter Agreement dated January 9, 1995 with Agreement dated November 22, 1993, revised
         December 9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox Children's
         Network ("FCN") and Film Roman, Inc.
+10.22   Agreement dated June 1, 1995, between Fox Children's Network and Film Roman, Inc.
+10.23   Amendment dated March 1, 1996 to the Agreement dated as of November 22, 1993 between Fox
         Children Network and Film Roman, Inc.


EXHIBIT
NUMBER   DESCRIPTION
------   -----------
+10.24   Agreement dated September 12, 1994 between Film Roman, Inc. and Tone Loc, Inc.
+10.25   Agreement dated as of May 7, 1993 between Film Roman, Inc. and Adelaide Productions, Inc.
+10.26   Amendment dated as of May 18, 1994 revised as of June 14, 1994 between Film Roman, Inc. and
         Adelaide Productions, Inc.
+10.27   Amendment dated as of June 20, 1994 revised as of July 7, 1994 between Film Roman, Inc. and
         Adelaide Productions, Inc.
+10.28   Agreement dated November 9, 1993 between Film Roman, Inc. and Felix The Cat Creations, Inc.
+10.29   Agreement dated as of June 28, 1994 between CBS Entertainment and Film Roman, Inc.
+10.30   Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman, Inc.
+10.31   Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.
+10.32   Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.
+10.33   Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman
+10.34   Amendment to Output Distribution Agreement dated February 1, 1994 between Film Roman,
         Inc. and Taurus Film GmbH & Company
+10.35   Output Distribution Agreement dated as of September 1, 1994 between Film Roman, Inc. and
         Taurus Film GmbH & Company
+10.36   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman,Inc.
         re: Prime Time Television special
+10.37   Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc.
         re: Saturday Morning Series
+10.38   Co-Production Agreement dated June 11, 1993 between Canal Plus and Bluebird Toys (the
         U.K.) Limited and Film Roman, Inc. regarding Mighty Max
+10.39   Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide, Inc. and
         Film Roman, Inc
+10.40   Form of Agreement between Film Roman, Inc. and Threshold Entertainment
+10.41   Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television (Exhibit
         10.43)
+10.42   Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International (Exhibit
         10.44)
+10.43   Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain (Exhibit
         10.45)
+10.44   Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc. (Exhibit 10.46)
 10.45   Agreement dated as of February 26, 1998 between Claster Television and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request)
 10.46   Agreement dated as of February 26, 1998 between Fox Kids Worldwide and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request)
 21.1    Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997)
 27      Financial Data Schedule

--------------------------------------------------------------------------------
+ Incorporated by reference to the similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's
      Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.
*     Management contract or other compensation plan or arrangement.

(B)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 4, 1998


                       FILM ROMAN, INC.



                       By:   /s/ David Pritchard
                           --------------------------------------------------
                           David Pritchard
                           President and Chief Executive Officer



                       By:   /s/ Greg Arsenault
                           --------------------------------------------------
                           Greg Arsenault
                           Senior Vice President - Finance and Administration