Form 10-Q
period 1998-09-30
FILM ROMAN INC
filed 1998-11-13
CIK 1013236

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [ X ] NO [_].


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               As of November 10, 1998, 8,522,190 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS



                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................................................................      3

            Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998
            (unaudited)................................................................................................      3

            Consolidated Statements of Operations for the Three and Nine Months Ended
            September 30, 1997 and September 30, 1998 (unaudited)......................................................      4

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997
            and September 30, 1998 (unaudited).........................................................................      5

            Notes to Consolidated Financial Statements.................................................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................................................................      7

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................................      13

Signatures.............................................................................................................      S-1

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,   September 30,
                                                                                                 1997            1998
                                                                                             -------------  --------------
                                                                                                             (unaudited)
ASSETS

Cash and cash equivalents................................................                    $ 15,986,250    $ 12,410,657
Accounts receivable......................................................                       1,228,142         939,502
Film costs, net of accumulated amortization of $212,107,777 (1997) and
$234,816,144(1998).......................................................                      16,084,110      20,899,417
Property and equipment, net of accumulated depreciation and
amortization of $1,198,494 (1997) and $1,461,131 (1998)..................                         535,200       1,036,227
Deposits and other assets................................................                         544,927         490,152
                                                                                             ------------    ------------
Total Assets.............................................................                    $ 34,378,629    $ 35,775,955
                                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.........................................................                    $  1,009,586    $    560,787
Accrued expenses.........................................................                       2,204,414       2,698,127
Deferred revenue.........................................................                      12,190,650      17,490,021
                                                                                             ------------    ------------
Total liabilities........................................................                      15,404,650      20,748,935


Stockholders' equity

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
     none issued.........................................................                            ----            ----
Common stock, $0.01 par value, 20,000,000 shares authorized,
8,454,690 shares issued and outstanding (1997) and 8,522,190 shares
issued and outstanding (1998)............................................                          84,548          85,223
Additional paid-in capital...............................................                      36,305,684      36,305,684
Accumulated deficit......................................................                     (17,416,253)    (21,363,887)
                                                                                             ------------    ------------
            Total stockholders' equity...................................                      18,973,979      15,027,020
                                                                                             ------------    ------------
            Total liabilities and stockholders' equity...................                    $ 34,378,629    $ 35,775,955

                                                                                             ============    ============

                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months ended          Nine Months ended
                                               September 30,               September 30,
                                             ------------------         -----------------
                                            1997          1998            1997           1998
                                         -----------   -----------      -----------    -----------
Revenue.........................         $10,475,613    $ 5,273,605     $29,717,115     22,631,723

Cost of revenue.................          12,712,838      6,119,261      30,643,694     22,708,367

Selling, general and
  administrative expenses.......           1,142,930      1,784,148       3,318,752      4,421,840
                                         -----------    -----------     -----------    -----------

Operating loss..................          (3,380,155)    (2,629,804)     (4,245,331)    (4,498,484)

Interest income.................             185,026        166,316         449,918        550,850

Net loss........................         $(3,195,129)   $(2,463,488)    $(3,795,413)   $(3,947,634)
                                         ===========    ===========     ===========    ===========

Net loss per share basic and
diluted.........................         $     (0.38)   $     (0.29)    $     (0.45)   $     (0.46)
                                         ===========    ===========     ===========    ===========

Weighted average number of
  shares outstanding basic and
 diluted........................           8,454,690      8,522,190       8,453,023      8,501,915
                                         ===========    ===========     ===========    ===========

                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Nine Months ended
                                                                                                   September 30,
                                                                                           -----------------------------
                                                                                             1997                  1998
                                                                                           -------               -------
OPERATING ACTIVITIES:
Net loss......................................................................             $ (3,795,413)    $ (3,947,634)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization.................................................                  169,710          262,637

Amortization of film costs....................................................               30,643,694       22,708,367

Changes in operating assets and liabilities:

  Accounts receivable.........................................................                3,098,610          288,640

  Film costs..................................................................              (29,086,541)     (27,523,674)

  Refundable income taxes.....................................................                      800              -0-

  Deposits and other assets...................................................                 (122,195)          54,775

  Accounts payable............................................................               (2,127,203)        (448,799)

  Accrued expenses............................................................                  718,650          493,713

  Deferred revenue............................................................                2,245,761        5,299,371
                                                                                           ------------     ------------
  Net cash provided by (used in) operating activities.........................                1,745,873       (2,812,604)

Investing activities:

Additions to property and equipment...........................................                  (56,245)        (763,664)
                                                                                           ------------     ------------

Net cash used in investing activities.........................................                  (56,245)        (763,664)

FINANCING ACTIVITIES:

Options Exercised.............................................................                       50              675
                                                                                           ------------     ------------
Net cash  provided by financing activities....................................                       50              675

Net increase (decrease) in cash...............................................                1,689,678       (3,575,593)
                                                                                           ------------    -------------

Cash and cash equivalents at beginning of period..............................               13,738,927       15,986,250

Cash and cash equivalents at end of period....................................             $ 15,428,605     $ 12,410,657
                                                                                           ============     ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest
                                                                                           $         --     $         --
                                                                                           ------------     ------------
    Income taxes..............................................................
                                                                                           $         --     $         --
                                                                                           ------------     ------------

                             See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; and Chalk Line Productions, Inc., a California corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1997 and 1998, and the cash flows for the nine months ended September 30, 1997 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

     For the three months and the nine months ended September 30, 1997 and 1998, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - FILM COSTS

     The components of unamortized film costs consist of the following:

                                                                   December 31, 1997     September 30, 1998
                                                                   -----------------
                                                                                            (unaudited)
                                                                                             ---------

Animated film productions released, less amortization..            $ 5,041,950            $ 3,019,658

Animated film productions in process...................             10,820,744             17,318,516

Animated film productions in development...............                221,416                561,243
                                                                   -----------            -----------

                                                                   $16,084,110            $20,899,417
                                                                   ===========            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements relate to, among other things, the 13 episodes of "The Downtowners" ordered by Castle Rock Entertainment and tentatively scheduled to debut on the WB network ("The WB") during the fall 1999 season, the 13 episodes of "Family Guy" ordered by 20th Century Fox Television and tentatively scheduled to air sometime in 1999, and the 13 episodes of "The Mr. Potato Head Show" ordered by the Fox Kids Network which debuted in the fall of 1998; production fees, services and costs; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 1998-1999 television season); plans to enter into new business areas beyond the Company's core business of animation television production; and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business" in the Company's Form 10-K. Actual results could differ materially from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     The Company creates, develops, produces and distributes high quality animated television programming. Historically, the Company has produced most of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $600,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

     The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to domestic and international broadcasters. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company generally seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs. The Company expects to report a loss for the year ended December 31, 1998.

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

RECENT DEVELOPMENT

     The Company has been engaged by Castle Rock Entertainment to produce an initial 13 episodes of a new primetime animated comedy series, "The Downtowners", which is tentatively scheduled to debut on The WB during the fall 1999 season. The series, which will be produced on a "fee-for-services" basis plus an adjusted gross profit participation, was created by and will be executive produced by Bill Oakley and Josh Weinstein who were Emmy Award winning producers of "The Simpsons". No assurance can be given that "The Downtowners" will actually be produced or that the episodes will be aired by The WB in the number contemplated, or at all.

THE COMPANY'S 1998-1999 TELEVISION PROGRAMMING

     The Company is currently scheduled to produce 22 new episodes of "The Simpsons" and 24 new episodes of "King of the Hill" for 20th Century Fox Television for the 1998-1999 season. The Company is currently in production on an initial 13 episodes of "The Mr. Potato Head Show", a new series that debuted in September of 1998 on the Fox Kids Network, and in which series the Company owns certain proprietary rights. In addition, the Company is scheduled to produce 13 episodes of "Family Guy" and 13 episodes of "The Downtowners", both half-hour animated comedies, which are tentatively scheduled to air sometime in 1999 on 20th Century Fox Television and The WB, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue decreased by 50%, or $5.2 million, to $5.3 million for the three months ended September 30, 1998, from $10.5 million for the comparable period in the prior year. Total revenue decreased primarily because revenue for the three months ended September 30, 1997 included a $4.0 million settlement from UPN related to UPN's decision to cancel its plan to air the Company's proprietary production of "Blues Brothers: The Animated Series" (the "Blues Brothers") and because the Company delivered fewer prime time fee-for-services episodes.

     The Company delivered six "fee-for-services" episodes during the three months ended September 30, 1998, compared to 11 episodes in the comparable period in 1997. Fee-for-services revenue decreased 32%, or $1.7 million, to $3.6 million for the three months ended September 30, 1998, from $5.3 million during the comparable period in 1997.

     The Company delivered five "proprietary" episodes during the three months ended September 30, 1998 compared to no episodes in the comparable period in 1997. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 79% or $3.9 million, to $1.0 million for the three months ended September 30, 1998, from $4.9 million in the comparable three month period in 1997. Revenue decreased primarily because revenue for the three months ended September 30, 1997 included a $4.0 million settlement from UPN related to UPN's decision to cancel its plan to air the Company's proprietary production of the "Blues Brothers".

    Other revenue increased by approximately $0.4 million during the three months ended September 30, 1998, as compared to the same period of the prior year, due primarily to a combined increase in revenue of approximately $0.4 million from specials, commercials and other creative services.

     Total cost of revenue decreased by 52%, or $6.6 million, to $6.1 million for the three months ended September 30, 1998, from $12.7 million for the three months ended September 30, 1997. Total cost of revenue, as a percentage of sales, decreased by 6% to 115%, primarily because the costs for the three month period ended September 30, 1997 included a write-off related to the "Blues Brothers" as discussed earlier. The overall decrease was partially offset by a write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

     Total selling, general and administrative expenses for the three months ended September 30, 1998 increased by $0.7 million to $1.8 million from $1.1 million for the comparable period in 1997, due primarily to increased development costs resulting from the development of live action programming and computer generated animation.

     Operating loss was $2.6 million for the three months ended September 30, 1998, as compared to a loss of $3.4 million for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenue decreased by 24%, or $7.1 million, to $22.6 million for the nine months ended September 30, 1998, from $29.7 million for the comparable period in the prior year. Total revenue for the nine months ended September 30, 1997 included a $4.0 million settlement from UPN related to UPN's decision to cancel its plan to air the Company's proprietary production of the "Blues Brothers". Total revenue also decreased because the Company delivered significantly fewer episodes of programming in the first nine months of 1998 as compared to the first nine months of 1997. The Company delivered a total of 36 episodes of programming for the nine months ended September 30, 1998, as compared to 48 episodes for the nine months ended September 30, 1997.

     The Company delivered 31 "fee-for-services" episodes during the nine months ended September 30, 1998, compared to 38 episodes in the comparable period in 1997. Fee-for-services revenue decreased 8%, or $1.5 million, to $18.2 million for the nine months ended September 30, 1998, from $19.7 million during the comparable period in 1997.

     The Company delivered five "proprietary" episodes during the nine months ended September 30, 1998 compared to ten episodes delivered during the comparable period for 1997. "Proprietary" revenue decreased by 74% or $5.4 million, to $1.9 million for the nine months ended September 30, 1998, from $7.3 million in the comparable nine month period in 1997. This decrease was primarily because revenue for the nine months ended September 30, 1997 included a $4.0 million settlement related to the "Blues Brothers", as discussed earlier, as well as lower international sales for the first nine months of 1998 compared to the first nine months of 1997.

     Other revenue decreased by approximately $0.2 million during the nine months ended September 30, 1998, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $1.6 million in revenue generated by the Company's creative services division, and the Company's interactive unit which ceased production beginning in the first quarter of 1997. This decrease was offset by an increase in revenue of approximately $1.4 million from the Company's participation in net profits from certain of its fee-for-services series, and revenue from commercials and specials.

     Total cost of revenue decreased by 26%, or $7.9 million, to $22.7 million for the nine months ended September 30, 1998, from $30.6 million for the nine months ended September 30, 1997. Total cost of revenue, as a percentage of sales, decreased by 3% to 100%, primarily because the costs for the nine month period ended September 30, 1997, included a write-off related to the "Blues Brothers" as discussed earlier. The overall decrease was partially offset by a write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

     Total selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $1.1 million to $4.4 million from $3.3 million for the comparable period in 1997, due primarily to increased development costs resulting from the development of live action programming and computer generated animation partially offset by lower costs in licensing and merchandising.

     Operating loss was $4.5 million for the nine months ended September 30, 1998, as compared to a loss of $4.2 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that the successful execution of a more aggressive and broad production strategy will require it to increase its overall investment, including additional personnel, to augment its development and production efforts in animated programming, computer generated animated programming, live action television series, feature films (both live action and animation) and direct-to-video films (both live action and animation). Greater capital resources are required for the Company to develop and produce proprietary programs, retain the proprietary rights associated with such programs and increase its presence in the international distribution markets. The Company seeks to limit the financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, but the Company must utilize its own funds to cover remaining production costs and overhead costs relating to production, licensing and distribution. The Company seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with the programs in its library (e.g., international distribution rights and/or merchandising and licensing). Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. The Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter, due in part, to the international sales and collections cycle related to the programs in its library.

     For the nine months ended September 30, 1998, net cash used in operating activities was approximately $2.8 million due to cash used in connection with film production activities and a decrease in accounts payable offset by an increase in deferred revenue and an increase in accrued expenses. Cash used in investing activities for the nine months ended September 30, 1998 was $763,664. Cash provided by financing activities for the nine months ended September 30, 1998 was $675.

     The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 ("FAS 53"). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of September 30, 1998, the Company had a balance in its deferred revenue account of $17.5 million. The net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue would be approximately $705,000.

     Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year.

IMPACT ON YEAR 2000

GENERAL OVERVIEW:

     The Company's Year 2000 Project is currently proceeding on schedule. The Company's assessment was begun in the Spring of 1998 in response to a need to address the issue of older computer programs and embedded computer chips' inability to distinguish between the year 1900 and the year 2000. Critical programs within the Company were written to use two digits rather than four digits to define the applicable year. As a result, those programs have time-sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000. This programming method could cause a system failure or miscalculations which could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     This problem first became evident within The Company's Human Resources division each time entries requiring dates beyond 2000 were entered. The problem was immediately addressed by a software upgrade to the latest Year 2000 compliant version of the Company's HR software. With this first exposure to the Year 2000 problem, the Company immediately began an assessment project which will lead to modifying or replacing portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     The current assessment project schedule is to be Year 2000 compliant by December 31, 1998 in the critical areas that affect the Company's ability to do business (i.e. Finance, HR, Legal). This will be followed by a further assessment in non-critical areas, which is scheduled for completion by mid-1999.

PROJECT:

     The Company's Year 2000 Project is divided into three sections - Applications Software, Communications systems (telephones, voicemail, etc.) and Infrastructure.

     The methodology used to assess these three primary sections includes: a) prioritizing by critical area; b) inventorying for potential Year 2000 problems (i.e. computer workstations, servers, software); c) repairing/recording program code (where applicable) and/or replacing hardware/software as necessary; d) testing material items; and e) designing and implementing contingency and business continuation plans for the Company.

     As of October 30, 1998, the priority assessment had been completed as it relates to the Company's computer systems. Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc.) are outside of the Company's control and correspondence inquiring as to Year 2000 compliance has been delivered to the principals of the building's property management, phone system suppliers, alarm system suppliers and communications service providers (i.e. MCI, Pacific Bell). Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time to not affect the Company's operations. This contingency plan is scheduled to be drafted and implemented by mid-1999.

     Inventorying of potential Year 2000 systems is approximately 60% complete overall within the Company and 95% complete in areas deemed critical. The Company is currently investigating into Year 2000 inventorying systems that will guarantee that all inventorying of non-critical areas is completed by March 1999.

     The Applications Software section includes both the conversion of applications software not yet Year 2000 compliant and, where available from the supplier, the replacement of such software. As of October 30, 1998, the main accounting system in use by the Company, Show Auditor, had been recoded to comply with Year 2000 issues and has been tested as compliant. The Human Resources division of the

Company is also Year 2000 compliant. The Company's International Division is also Year 2000 compliant. Compliance is also about 80% completed at the desktop application level (word processing, spreadsheets and operating systems) at each of the Company's computer workstations.

     The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, with approximately 60% of activities related to this section being completed as of October 30, 1998. The Company continues to test older computer systems and has instituted a policy of buying only Year 2000 compliant computer systems and applications. All Infrastructure activities are expected to be completed by mid-1999 -- with the exception of critical infrastructure systems within the Company's Finance, International and Legal divisions which are already complete as of October 30, 1998.

     The Communications section consists of the phone system's hardware/software, alarm systems and third-party phone services (MCI, Pacific Bell, etc.). As of October 30, 1998, the internal phone system, alarm system and voice mail system are Year 2000 compliant. Third-party phone services are outside of the Company's control. The Company has, however, delivered correspondence to these third parties requesting assessment reports of their Year 2000 compliance.

     The Company is also involved in prioritizing non-computer related systems to assess their potential impact to the Company's operations. These systems would include operations such as delivery services, materials suppliers, etc. A contingency plan to address any of these systems which prove to be critical to the Company's operations will be drafted by the Company and implemented by mid-1999.

COSTS:

     The total cost associated with required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position and is estimated at approximately $100 thousand. This does not include the Company's potential share of Year 2000 costs that may be incurred by the Company by way of partnerships and joint ventures in which the Company participates but is not the controlling entity. Accordingly, the foreseeable costs arising from such third-party relationships cannot be determined at this time. The total amount expended on the Year 2000 Project through October 30, 1998 was $15 thousand which was related to the cost to repair or replace software and related hardware problems.

RISKS:

     The failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business operations. These failures could potentially materially affect the Company's results of operations and financial condition; however, due to the general uncertainty which is inherent in potential Year 2000 problems, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers or partners, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations or financial condition.

     The Year 2000 assessment project is the Company's response to this potential problem and is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and the compliance and readiness of its material third-party vendors. The Company believes that with the implementation of new systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions affecting the Company's operations should be reduced.

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading "Risks Related to the Business" in the Company's Form 10-K for the year ended December 31, 1997. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 20000 issue may not effect its operations and business, or expose it to third party liability.

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

 4.2 Rights Agreement (Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed September 1, 1998)

 4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (Incorporated by reference to Exhibit 2 to the Company's Form 8-A filed September 1, 1998)

+*10.1 Employment Agreement dated as of August 7, 1995 by and between Film Roman, Inc., a California corporation ("Film Roman California") and Mr. Phil Roman

+*10.2 Employment Agreement dated as of January 2, 1996 by and between Film Roman California and Mr. Gregory Arsenault (Exhibit 10.5)

*10.3 Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr. Jon Vein (Incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 30, 1997)

*10.4 Terms of Executive Employment Agreement dated as of August 22, 1997 by and between the Company and Mr. David Pritchard (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*10.5 Amendment dated as of June 25, 1998 to Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr. Jon Vein (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998)

*10.6 Amendment dated as of July 20, 1998 to Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr. Jon Vein

*10.7          Stock Option Plan of the Company (Incorporated by reference to
               Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

+*10.8         Form of Non-Qualified Stock Option Agreement for Employees

+*10.9         Form of Incentive Stock Option Agreement for Employees

*10.10         First Amendment to 1996 Stock Option Plan of Film Roman, Inc.
               (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 1998)

+10.11 Lease for Registrant's headquarters and studio in North Hollywood, California

*10.12 Employment Agreement dated as of September 30, 1998 by and between Film Roman California and Mr. William Shpall

10.13          Intentionally Omitted

+10.14 Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy Productions, Inc.

+10.15 Series Production Agreement dated as of April 27, 1990 between Fox Children's Network and Film Roman, Inc.

+10.16 Agreement dated as of June 20, 1995, between Film Roman, Inc. and Starstream Limited

+10.17 Amendment dated December 18, 1992 between Film Roman, Inc. and Fox Children's Network

+10.18 Amendment dated March 22, 1994 between Film Roman, Inc. and Fox Children's Network

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
+10.19         Agreement dated October 5, 1994 between Flying Heart, Inc. and
               Film Roman, Inc.

+10.20 Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc. and Film Roman, Inc.

+10.21 Letter Agreement dated January 9, 1995 with Agreement dated November 22, 1993, revised December 9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox Children's Network and Film Roman, Inc.

+10.22 Agreement dated June 1, 1995, between Fox Children's Network and Film Roman, Inc.

+10.23 Amendment dated March 1, 1996 to the Agreement dated as of November 22, 1993 between Fox Children's Network and Film Roman, Inc.

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

+10.41         Agreement dated as of January 29, 1992 between Film Roman, Inc.
               and 20th Television (Exhibit 10.43)

+10.42 Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International (Exhibit 10.44)

+10.43 Agreement dated as of May 22, 1996, between Film Roman, Inc. and Canal-Plus--Spain (Exhibit 10.45)

+10.44 Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc. (Exhibit 10.46)

10.45 Agreement dated as of February 26, 1998 between Claster Television and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.45 of the Company's Form 10-Q for the quarter ended June 30, 1998)

10.46 Agreement dated as of February 26, 1998 between Fox Kids Worldwide and Film Roman, Inc. in connection with "Mr. Potato Head" ( As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.46 of the Company's Form 10-Q for the quarter ended June 30, 1998)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
21.1           Subsidiaries of the Registrant

27             Financial Data Schedule

99.1           Press Release dated October 6, 1998, re: appointment of William
               Shpall

___________________________

+ Incorporated by reference to the similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on September 30, 1996.

*    Management contract or other compensation plan or arrangement.


(B)  REPORTS ON FORM 8-K.

          One report on Form 8-K was filed by the Company on September 1, 1998 with respect to the adoption by the Company of a Stockholder Rights Plan. Item 5 was reported.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1998


                                   FILM ROMAN, INC.



                                   By:  /s/ David Pritchard
                                        -------------------
                                        David Pritchard
                                        President and Chief Executive Officer



                                   By:   /s/ Greg Arsenault
                                         ------------------
                                         Greg Arsenault
                                         Senior Vice President - Finance and
                                         Administration