Form 10-K
period 1998-12-31
FILM ROMAN INC
filed 1999-03-31
CIK 1013236

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                               DELAWARE 95-4585357
                  (State or other jurisdiction (I.R.S. Employer
             of incorporation or organization)Identification Number)

                       12020 CHANDLER BOULEVARD, SUITE 200
                        NORTH HOLLYWOOD, CALIFORNIA 91607
               (Address of principal executive offices)(Zip Code)
       Registrant's telephone number, including area code: (818) 761-2544

               Securities registered pursuant to 12(b) of the Act:
                                      NONE

               Securities registered pursuant to 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [ X ] NO [ ].

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

        As of March 23, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $18,335,927 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 23, 1999, 8,522,190 shares of Common Stock, par value $.01 per share, were outstanding.

        The Exhibit Index appears on page S-2.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held June 16, 1999 are incorporated by reference to Items 10, 11, 12 and 13 of Part III.

================================================================================

                                TABLE OF CONTENTS

                                     PART I


Item 1.   Business.........................................................    4
          Overview.........................................................    4
          1998 Milestones..................................................    4
          Strategy.........................................................    5
          The Company's 1999 Production Schedule...........................    6
          Principal Elements of the Company's Business.....................    7
          Government Regulations...........................................   12
          Trademarks.......................................................   13
          Employees........................................................   13

Item 2.   Properties.......................................................   13

Item 3.   Legal Proceedings................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders..............   14


                                           PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..........................................................   14

Item 6.   Selected Financial Data..........................................   15

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   17

Item 8.   Financial Statements and Supplementary Data......................   30

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   30


                                      PART III


Item 10.  Directors and Executive Officers of the Registrant..............    31

Item 11.  Executive Compensation..........................................    33

Item 12.  Security Ownership of Certain Beneficial Owners and Management..    33

Item 13.  Certain Relationships and Related Transactions..................    33


                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K. .....................................................     33

         SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act, 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "should", "will", "may", "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Factors that may Affect Future Results". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.        BUSINESS

OVERVIEW

    Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company, founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including BOBBY'S WORLD, THE SIMPSONS, KING OF THE HILL, THE MASK, BRUNO THE KID, C-BEAR AND JAMAL, THE TWISTED TALES OF FELIX THE CAT, MORTAL KOMBAT, GARFIELD & FRIENDS, THE CRITIC and most recently FAMILY GUY and THE DOWNTOWNERS.

    The worldwide animation marketplace (particularly that for "Saturday morning" or "children's" programming, which has historically been the Company's principal arena of operation) has experienced significant structural change over the past several broadcast seasons. The vertical integration of major U.S. studios into broadcasting and of broadcasters into animation production, ownership, and distribution, has led to substantially reduced and limited opportunities for the independent production studio community. The contraction of the market for independent animation studios, combined with the continued fragmentation in the marketplace of buyers seeking independent production, have led to a substantial decrease in U.S. license fees. In addition, the international marketplace has also experienced a recent realignment, as several governments outside of the U.S., notably France, Canada, and Germany have instituted or increased heavy production subsidies, tax credits, and, more recently, local broadcast quotas. Consequently, it has become more difficult for an independent animation studio which is not aligned with a major distribution outlet, a television network, or a major studio, to obtain programming slots or broadcast commitments.

    In light of management's assessment of these fundamental changes in the animation industry, the Company undertook a restructuring of its creative direction during 1998 designed to diversify and expand its product focus. During 1998 the Company increased dramatically the level of its commitment to the development and sale of live-action properties, while continuing to pursue its fee-for-services "prime time" animation business. The Company believes that, to compete effectively, it must leverage its success and reputation as a quality producer and position itself as a creative force in the larger independent production community.

    To accomplish these objectives, the Company sought out and hired the following new personnel: a new Emmy winning creative director to head all animation creative development, a senior executive for domestic television sales and distribution, a senior feature motion picture development executive, an experienced operating and finance officer, a head of live action production with several years experience, a number of experienced computer graphics personnel, and a team of executives with experience in animation and live action development for both television and feature films. In addition, the Company has entered into contracts with two writing teams, one whose success and focus is in the teen/family arena, and the other, a well known prime time television team.

1998 MILESTONES

     o Continued the production and delivery of high quality prime time animation. These two shows, KING of THE HILL (22 episodes delivered) and THe SIMPSONS (22 episodes delivered) which continued to deliver excellent ratings for the Fox Broadcast Network, even in its tenth season.

     o    Began production of two new prime time animated work for hire series:
          FAMILY GUY and THE DOWNTOWNERS.

     o Reconfigured all of the creative and sales personnel and refocused our business strategy.

     o Produced 13 episodes of THE MR. POTATO HEAD SHOW, the Company's first show to combine computer generated imagery (CGI), puppetry and live-action production technology.

     o Entered into a deal with Jane Seymour and James Keach to produce a children's animated direct-to-video production of THIS ONE 'N THAT ONE based upon Ms. Seymour's popular children's book series.

     o Established Level 13, to provide content for distribution on Launch (a monthly subscription and advertising supported CD-ROM Magazine) and to pursue other new media opportunities.

     o Contracted with the Disney Channel for the production of JOHNNY TSUNAMI, a live action movie-of-the-week currently in production.

STRATEGY

        Building on the cornerstone of its reputation as a quality animation supplier to the U.S. and international broadcast marketplace, the Company is currently pursuing active development, both on a proprietary and fee-for-services basis, of (i) animated and live action television programming,
(ii) major studio financed feature films, (iii) independent, low-budget feature films, (iv) computer animation production and short subject acquisition, (v) CD-ROM, and potentially Internet distribution and (vi) direct-to-video production. The Company's current strategy can be summarized as follows:

     o CREATE AND DEVELOP POPULAR PROPRIETARY PRODUCTIONS. With its track record of producing high quality, popular animated programming and its focus on creative freedom, the Company believes that it has the capacity to create successful franchises in the live action television, feature film, computer animation and direct-to-video industries. The Company's reputation for high-quality animation and artistic integrity helps it to attract premiere creative artists and storytellers whose character and concepts when imaginatively developed and artistically produced, have the potential of developing into character franchises.

     o EXPAND INTERNATIONAL DISTRIBUTION. The Company's programs are currently licensed for broadcast in over fifty countries. The Company seeks to continue to distribute its library product into international markets. For the years ended December 31, 1997 and 1998, the Company's international distribution activities generated revenues of $3.6 million and $1.4 million, respectively (or 8% and 4%, respectively, of total revenue for such periods).

     o PURSUE CO-PRODUCTION RELATIONSHIPS. The Company intends to continue to pursue and evaluate potential business opportunities with domestic and international co-financing partners, with the goal that risks may be shared, complementary skills may be exploited and foreign subsidies may be utilized in the production of new entertainment properties.

     o EXPLORE ALTERNATIVE DISTRIBUTION ARRANGEMENTS. The Company is exploring the alternative distribution of its programs. Given the success of animated programs in the teen and young-adult marketplace, the Company is analyzing the potential of distributing animated shorts, designed to have wider appeal than its past Saturday morning proprietary projects, under the banner of a newly formed subsidiary, Level 13 Entertainment, Inc ("Level 13"). The Company's long term goal is to try to establish Level 13 as a stand-alone, advertising supported, broad band delivered animation destination on the World Wide Web. As a test and prototype site, Level 13 currently provides content for distribution on LAUNCH, a monthly subscription and advertising supported CD-ROM Magazine focusing on contemporary music and popular entertainment. At this time, Level 13 is only available on LAUNCH. See "Animation Acquisition/Alternative Distribution".

    The Company believes that the successful execution of its more aggressive and broad based production strategy, as well as its international and potential Internet distribution plans, may require it to increase its overall level of investment. This increase could include, among other potential costs, additional personnel to augment its development efforts in animated programming, computer generated animated programming, live action television series, feature films and direct-to-video films, the costs of programming acquisitions, and potential Internet operations. There can be no assurance given that the Company will be successful in implementing this strategy or any individual aspect or portion of this strategy. The discussion of the Company's strategy contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the

Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors described elsewhere in this Report or other factors. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company is a Delaware corporation with its principal executive offices located at 12020 Chandler Boulevard, Suite 200, North Hollywood, California 91607, and its telephone number is (818) 761-2544.

THE COMPANY'S 1999 PRODUCTION SCHEDULE

     Historically, the Company's primary source of revenue has been the development and production of high quality, prime time and Saturday morning animated series.

     The market for television programming is composed primarily of the broadcast television networks (ABC, CBS, NBC, Fox Broadcasting Company, United Paramount Network and Warner Bros., a division of Time Warner Entertainment Company L.P.), syndicators of first-run programming (such as Columbia, Inc., and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as the Fox Family Channel).

     For the 1998-1999 broadcast season, the Company produced 24 episodes of KING OF THE HILL, 23 episodes of THE SIMPSONS and 13 episodes of THE MR. POTATO HEAD SHOW for the Fox Broadcasting Company. The Company is currently scheduled to produce the following programming for the 1999-2000 broadcast season.

     THE SIMPSONS. The Company is scheduled to produce 22 new episodes of THE SIMPSONS for exhibition over the Fox Broadcasting Network. Entering its eleventh season and now the longest-running prime time animated series in television history, THE SIMPSONS has been honored with a Peabody Award, 10 Emmy Awards, seven Annie Awards, three Genesis Awards, three International Monitor Awards and three Environmental Media Awards, among numerous other nods. THE SIMPSONS has transformed the way the television industry and audiences perceive animation and comedy series in general.

     KING OF THE HILL. The Company is currently scheduled to produce 24 new episodes of KING OF THE HILL to be exhibited on the Fox Broadcasting Network. KING OF THE HILL is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells often hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

     FAMILY GUY is a new half-hour, prime time television series which premiered on the Fox Broadcasting Network in January of 1999. The Company is currently scheduled to produce 13 new episodes of FAMILY GUY for broadcast on the Fox Broadcasting Network during the Spring of 1999. This half-hour, irreverent and offbeat animated series features an outrageous cast of personalities who, despite their quirkiness, sympathetically mirror our own real-life American families and culture in general. Led by thick-headed but good hearted dad Peter Griffin, who is as tactless as he is clueless, this not-quite-so-average family of middle-class New Englanders proves to be delightfully dysfunctional.

     THE DOWNTOWNERS is a new half-hour, prime time television series which is scheduled to be broadcast in the fall of 1999 on the Warner Bros. network. The Company is currently scheduled to produce 13 episodes of THE DOWNTOWNERS. THE DOWNTOWNERS is the first prime time animated comedy to focus on the lives of twenty-somethings and teens, explores the world of four diverse roommates who inhabit a downtown loft in a fictional big city. The Company is scheduled to produce 13 new episodes of THE DOWNTOWNERS for The WB during the 1999 fall season.

     In addition to the television series described above, the Company is currently in production for one movie-of-the-week, JOHNNY TSUNAMI, for the Disney Channel, scheduled to be broadcast during the 1999-2000 broadcast season. The Company has in various stages of development a slate of proprietary animated programs, including prime time, Saturday morning, teen-oriented and feature film products.

     There can be no assurance that any of these programs will be relicensed for additional broadcast seasons through renewal of existing licenses or issuances of new licenses or, if so, licensed, that the terms of the license agreements will be as favorable to the Company as those of existing licenses.

PRINCIPAL ELEMENTS OF THE COMPANY'S BUSINESS

     The Company's business of developing, producing and distributing high quality television and filmed programming, together with the exploitation of any proprietary rights controlled by the Company, is described in the sections below and includes: (i) acquiring, creating and developing programming properties;
(ii) funding a portion of the production costs of proprietary programming; (iii) producing programming; (iv) distributing its programming domestically and internationally; and (v) building a library.

     ACQUISITION, CREATION AND DEVELOPMENT OF PROGRAMMING

    The Company pursues ideas and properties it believes contain unique and commercial story lines and/or characters. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the entertainment industry, many creators, rights holders, writers, broadcasters, and studios bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing property, which the Company may then develop internally into either an animation or live action program. The Company will then take the project to the networks or the studios for further development, financing and/or distribution.

    Once the Company has created this new idea or acquired the rights to the existing property, the Company continues the development process by preparing a presentation to "pitch" the project to a domestic buyer (and, on some occasions, to international broadcasters and/or theatrical distributors). These presentations generally consist of treatments, story premises, scripts, artwork, designs and/or character designs and/or test animation or presentations. With respect to television production, if a broadcaster or cable network is interested in developing the idea further, the broadcaster will generally acquire an exclusive option to order the production of a certain number of episodes based on the idea and will agree to reimburse the Company for all or a portion of the development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the later stages of development and will have the right to approve the selection of the writers, directors, artists, and actors, and the creation of a pilot script. The creation, acquisition and development of a new program can take from three to twelve months, and sometimes longer.

    In the case of the animated shorts acquisition program, that the Company may determine that it is in its best interest to finance 100% of the programming the Company may make available to Launch or to Level 13, or produce a particular program in its own facility.

    The Company is currently developing:

    o Live action series and specials, ranging from prime time dramas and comedies to Saturday morning children's programs. In addition, the Company has entered into a co-production agreement with Le Sabre Productions and Canal Plus for the development and potential production of CARIBE, an hour action drama series.

    o A slate of proprietary animated programs including prime time, Saturday morning, teen oriented, and feature film projects. These projects will depend, in varying degrees, on the Company's ability to arrange for U.S. broadcast, U.S. theatrical exhibition, worldwide distribution, and/or international co-production.

    o A slate of feature film projects which the Company intends to present to the major studios, such as THERE GOES THE NEIGHBORHOOD, which the Company developed with Universal Pictures/MCA and Dustin Hoffman's Punch Productions. Film Roman is acquiring the rights to THERE GOES THE NEIGHBORHOOD back in turnaround and will attempt to secure another studio financier/distributor in conjunction with Dustin Hoffman's Punch Productions.

    o A number of computer animated short films, which the Company believes can be utilized as character tests and concept trials. These shorts, in addition to those acquired from third parties, may serve as the basis for new television series or feature films, and can be distributed via the Company's arrangement with Launch Media, or over the Company's planned internet animation destination (See "Alternative Distribution").

    FUNDING PRODUCTION -- PROPRIETARY PROGRAMMING

    Historically, the Company produced animated programming almost exclusively on a "fee-for-services" basis. In 1995 the Company began producing proprietary animated programming. The Company generally does not commence production on proprietary programming-whether animated or live action- unless the Company has obtained commitments to cover at least 50% of the Company's direct production costs. The Company generally secures these commitments in one or both of the following ways: (i) a combination of network, cable, syndication, or other license fees for exploitation of the program in the United States, and (ii) pre-sale to distributors and/or co-production partners in foreign territories. The Company typically funds the balance of the production costs on a current basis. As of December 31, 1998, the Company had delivered 96 half-hour episodes and 12 one-hour episodes of proprietary programming.

    The Company intends to approach the development and production of live action proprietary programming in much the same way as it does animated programming. In most cases the Company intends to have pre-negotiated distribution for the project, which distribution commitments will be an integral factor in financing and commencing production of such programming. The Company currently intends only to invest in the production of a program if the Company secures a guaranteed distribution agreement from a major television network, cable network, syndication company, or in the case of a feature film, a portion of the financing and distribution from a U.S. or international distributor. As of December 31, 1998, the Company had no commitments to produce any new episodes of proprietary television programming for the 1999-2000 television season.

    In January 1999 the Company entered into an agreement to finance and distribute a direct-to-video animated feature, THIS ONE 'N THAT ONE, based on a character created by Jane Seymour and James Keach. Also in January 1999, the Company entered into an arrangement with a third party animator for the production of two shorts intended to be delivered to Level 13. The Company will produce the shorts utilizing certain proprietary animation software developed by the third party which has been licensed in perpetuity to the Company.

    While the Company generally seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover this amount or the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its remaining rights. The Company may not cover its costs for the following reasons: (i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; (iii) the Company and/or its licensee may not effectively market and distribute the Company's programming domestically or internationally; or (iv) the actual production costs may exceed the original budget. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the United States broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the United States for a sufficient period in order to meet these contractual conditions.

    PRODUCTION

    ANIMATED TELEVISION PRODUCTION. The Company generally commences production of animated television programs during the first and second quarters of any calendar year for delivery commencing during the third quarter, and to a greater extent, the fourth quarter of that same year. The Company typically has seven to nine months to produce and deliver an order of 13 half-hour episodes (the number of episodes commonly ordered for the first year of a program). As discussed above, the Company's animation strategy is to continue to pursue both fee-for-services and proprietary production opportunities. While the processes involved in producing an animated show are similar for both proprietary and fee-for-services programs, the Company may not be responsible (especially in the case of fee-for-services work) for the entire production process as outlined below.

    The first step of the Company's production process is generally the creation of the script. The Company will generally select a story editor to supervise the preparation of each episode's script by various freelance script writers. The artists depict the story and action in storyboards, which provide a blueprint for the animation process. Voices and songs are recorded and the recordings are analyzed and timed so that the animation can be synchronized to the voice track. Based on the script and storyboard, the Company's artists create character designs, as well as key background drawings and paintings. These essential elements are assembled into a pre-production package for each episode which is then shipped to an overseas subcontractor. Subcontractors use the pre-production materials to perform most of the labor-intensive aspects of production. Most of these subcontractors are located in low-cost labor countries in the Far East, including South Korea, Taiwan, China and the Philippines. The subcontractor ships the negative and work print for each episode to the Company. The film is then taken through a post-production process, which includes editing the picture and dialogue, transferring the filmed images to video tape, creating sound effects, composing and producing the musical score and mixing and synchronizing the sound to the picture. After the post production process, an episode is ready for delivery.

    LIVE ACTION TELEVISION PRODUCTION. Live action television productions typically follow a production process similar to animation. Independent producers such as the Company generally make sales presentations to the broadcast networks and cable channels during the spring and fall seasons and receive orders for production beginning in the early summer or early winter. Once an initial series or pilot script has been ordered, the independent producer hires a writer approved by the broadcaster, syndication company or cable channel, that is, the distributor, to write the initial episodes of a series or a pilot. Once the pilot script is delivered to the distributor, the distributor decides whether to order a pilot or episodes to be produced. Most broadcasters and cable channels order pilots before ordering multiple episodes of a series, while a syndication company usually orders multiple episodes. Generally the broadcast networks order a small number such as six to eight episodes for a new series, while the cable networks or syndication company order 13 to 22 episodes. Once a pilot or multiple episodes are ordered, the independent producer hires the staff of actors, writers and directors and a sound stage with the light, camera and grip equipment necessary to produce a live action series. All of the staff and the equipment involved in a live action production are assigned to the specific production. The independent producer edits the footage shot on the sound stage, mixing the video images with sound and music, and delivers a finished program to the distributor.

    COMPUTER ANIMATION PRODUCTION. In the fall of 1997, the Company took the existing equipment and software licenses that were available to the Company from the interactive division, which had been closed earlier that year, together with some additional software and hardware, and created a computer animation division. At that time, the Company hired a senior executive and creative and technical personnel who have extensive experience in computer animation. At the time management concluded that the growing trend in the world marketplace towards the use of computer animation as both a complete delivery and production process, as well as a way to reduce costs in the cel animation production through digital ink and paint systems were trends the Company had to understand and exploit. During 1998 the Computer Animation Department delivered six animated short subjects, provided design, effects, rendering, and post production services to the production of THE MR. POTATO HEAD SHOW, as well as several tests, pitches, and design services. While the Company may from time to time produce shorts in their entirety, and other computer animation projects, it views this department as principally a creative laboratory. The Computer Animation Department's function is primarily one of design and testing, and will employ a limited number of permanent artists rather than a full production staff. Once a project is scheduled for production, the Company may contract with third party providers to produce the program on a fee-for-services basis or, may elect to produce the program internally and will staff those projects accordingly.

     PURSUE FEE-FOR-SERVICES PRODUCTION. The Company intends to continue to pursue production work on a fee-for-services basis, primarily for prime time animated television programming, as well as in the other new areas of production. During 1998 the Company delivered 22 episodes of THE SIMPSONS and 22 episodes of KING OF THE HILL, was engaged by Fox Television to produce the new prime time animated series FAMILY GUY, and was engaged by Castle Rock Productions to produce THE DOWNTOWNERS scheduled to air on the WB Network in the Fall of 1999. In addition, the Company has been marketing its commercial production services and during 1998 created a number of animated broadcast commercials for several buyers including a redesign of the on-air look of SHAMU AND CREW for Anheuser Busch Entertainment. Management believes that the fee-for-services business, in particular prime time animation shows, will remain an important cornerstone for the Company's business, and intends to pursue additional work as such shows become available.

    FEATURE FILM PRODUCTION

    The Company, together with Universal Pictures/MCA and Dustin Hoffman's Punch Productions, has been in development on the feature film titled THERE GOES THE NEIGHBORHOOD. Film Roman is acquiring the rights to THERE GOES THE NEIGHBORHOOD back in turnaround and will attempt to secure another studio financier/distributor in conjunction with Dustin Hoffman's Punch Productions. The film, if produced, will feature a mixture of live action and animation (similar to that of WHO FRAMED ROGER RABBIT?). While no assurance can be given that THERE GOES THE NEIGHBORHOOD will be produced, the Company currently has a number of other feature film projects in internal development. Although the Company is not currently producing any feature films (nor has the Company entered into any agreements to produce any such films), the Company intends to obtain financing for its feature films through both strategic alliances with major studios and independent film and video distribution companies. As a result, the Company may be unable to retain control of all or a significant portion of the rights associated with these feature films.

    DISTRIBUTION OF PROPRIETARY PROGRAMMING

    DOMESTIC TELEVISION DISTRIBUTION. Prior to commencing production of its proprietary programming, the Company generally licenses broadcast rights to a United States broadcaster. See "-- Funding Production -- Proprietary Programming." License fees paid by networks and cable networks for the Company's proprietary programming can cover as much as 50% of the Company's direct production costs. In some cases, notably for Saturday morning type children's programs, the license fees can be less than 20% of the Company's direct production costs. License fees paid by first-run syndicators for the Company's proprietary programming generally cover less than 50% of the Company's direct production costs, and, under certain circumstances, first-run syndicators pay no license fees. The Company may choose to enter into such a no-license-fee arrangement when it can share in a portion of the revenues generated from the sale of advertising aired by a syndicator during the broadcast of the Company's programming and when the Company has obtained financing to cover a portion of its direct production costs from sources other than the syndicator. If the Company's program is highly rated in syndication, the Company may earn more in revenues from advertisers (since those advertisers will often be willing to pay higher fees to have their commercials aired during the broadcast of the Company's program) than the Company would have earned in revenues from a license fee arrangement with a syndicator that does not require the syndicator to share advertising revenues with the Company. Conversely, however, if the Company's program is poorly rated in syndication, the Company will likely earn less in revenues than if it had negotiated to receive a license fee.

    The license agreement typically includes provisions governing the license fee, the term during which the program will be broadcast, the number of episodes and the territories in which the episodes will be broadcast. Upon the expiration of an initial broadcast license, the exhibition rights for the applicable program revert to the Company and are available for re-licensing.

    INTERNATIONAL DISTRIBUTION. Consistent with the Company's strategy to broaden its line of proprietary programming is its desire to elevate the profile of its international division and its ability to capture the economic benefits of owning and controlling the international distribution rights to its proprietary programming. Recently the international market for American filmed entertainment product has become increasingly fractionalized and competitive, similar to the changes experienced in the U.S. In the face of an increasingly difficult international marketplace, the Company believes that owning and controlling the international distribution rights to its programming, will be necessary to: (i) successfully finance projects; (ii) generate significant revenue from the licensing of such programming; and (iii) support its related international licensing and merchandising efforts. Furthermore, a strong international division provides the Company with direct access to market information and feedback, which is increasingly necessary to produce programs that are marketable on a worldwide basis. Since the establishment of its international distribution division, the Company has entered into audio-visual license arrangements with international broadcasters and distributors to exhibit and distribute certain of the Company's proprietary programming. For the years ended December 31, 1997 and 1998, the Company's international distribution activities generated revenues of $3.6 million and $1.4 million, respectively (or 8% and 4%, respectively, of total revenue for such periods).

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

    ANIMATION ACQUISITION/ALTERNATIVE DISTRIBUTION. In late 1998 the Company entered into a distribution agreement with Launch Media, Inc. ("Launch"). Launch produces a subscription and advertising supported monthly magazine focusing on the music and entertainment business, which is distributed on CD-ROM to approximately 300,000 subscribers monthly, and on the World Wide Web. Launch magazine is formatted as a cityscape and the Company has its own unique site/building branded as Level 13 Entertainment on which it provides 5 minutes of original animated programming monthly. Level 13 Entertainment is the exclusive provider of animation programming and is currently the only third party provider of proprietary programming to Launch. The Company and Launch share in any advertising revenue generated by the Level 13 site, and the Company has agreed to underwrite the first year's cost of its building site. Launch has offered Level 13 a limited presence on the Launch Web site, and in 1999, Launch will complete testing and initiate "broad band" delivery of its magazine, which tests will include the Level 13 content. Separate from its agreement with Launch, the Company has been exploring and evaluating its opportunity to establish Level 13 as an independent, stand-alone, broad band delivered animation destination on the World Wide Web. The nature of the programming provided to Launch and anticipated to be available on Level 13's proposed Web based destination, is expected to appeal to a different audience than its past Saturday morning proprietary projects. The success of such shows as BEAVIS AND Butthead and SOUTH PARK have led the Company and Level 13 to focus their development and acquisition efforts on the twelve to twenty-five year old viewer. The Company believes that the success of this effort will rely on its ability to produce and acquire alternative and compelling material, drawing viewers and ultimately, advertisers to the site. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Risk Associated With Possible New Businesses".

     LIBRARY

    The Company has retained the proprietary rights set forth below associated with the programs in its library. The Company holds the proprietary rights associated with the ANIMATED CLASSIC SHOWCASE for fifteen years, and holds most of the other proprietary rights for the programs listed in the table below in perpetuity, subject to the rights granted to its licensees.

    BUILD LIBRARY VALUE. The Company intends to continue to build a library of proprietary entertainment product by continuing to produce high quality programming, including, feature films and direct-to-video productions which can be licensed and re-licensed in the world-wide television, film and video marketplaces. A library of proprietary programming can provide a future revenue stream as such programs are re-licensed for broadcast after the expiration of the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. The Company began building its library in 1993 with its partner Films by Jove, through the production of Film Roman's ANIMATED CLASSIC SHOWCASE, a restoration of existing classic Russian animation. The Company has added to its library programs produced in both the 1995-1996 and 1996-1997 seasons. In 1997-1998 the Company added 13 episodes of the THE MR. POTATO HEAD SHOW. Revenues generated from the proprietary programs in the Company's library were $4.9 million (including $1.0 million from domestic television distribution) and $3.3 million (including $1.7 million from domestic television distribution) for the years ended December 31, 1997 and 1998, respectively. The Company believes that ownership and control of the distribution rights to its programming, built upon its ability to create popular programming and popular characters, is its best strategy for creating permanent and increasing value for the Company.

                              Number of                                  Licensing
         Series               Episodes   Domestic       International       and
          TITLE               PRODUCED   DISTRIBUTION   DISTRIBUTION   MERCHANDISING INTERACTIVE
------------------------------------------------------------------------------------------------
                                          TV    Home      TV   Home
                                                Video          Video
------------------------------------------------------------------------------------------------
ANIMATED CLASSIC SHOWCASE   12 (x 1 hr.)   /      /        /     /           /           /
------------------------------------------------------------------------------------------------
THE TWISTED TALES OF        21 (x 2 hr.)   /      /        /     /           *           /
FELIX THE CAT
------------------------------------------------------------------------------------------------
C-BEAR AND JAMAL            13 (x 2 hr.)   /      /        /     /           /           /

------------------------------------------------------------------------------------------------
BRUNO THE KID               36 (x 2 hr.)   /      /        /     /           /           /
------------------------------------------------------------------------------------------------
MORTAL KOMBAT: DEFENDERS    13 (x 2 hr.)   /      /        /     /
OF THE REALM
------------------------------------------------------------------------------------------------
THE MR. POTATO HEAD SHOW    13 (x 2 hr.)                   /     /           *
------------------------------------------------------------------------------------------------

* The Company is entitled to certain licensing, merchandising, and toy revenue associated with THE TWISTED TALES OF FELIX THE CAT and THE MR. POTATO HEAD SHOW but does not control those rights.

GOVERNMENT REGULATIONS

    The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules, effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major United States television networks (ABC, CBS and NBC) to own (or to be owned by) a syndicated television programmer and to own financial interests in programming aired on their networks. As a consequence, broadcasters have continued to increase in-house productions of television programming for the networks' own use and in the network programs in which a network holds a financial interest. The Company believes that this change, compounded by the vertical integration discussed above, has had a significant negative impact on the Company's core animation business to the extent that the networks target children's programming.

    Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the implementing rules issued by the FCC. These rules, which were amended in August 1996 and became fully effective in September 1997, require television broadcast station licensees, over the term of their licenses, to serve the educational and informational needs of children through their overall programming and programming specifically designed to serve such needs. The FCC strongly encourages broadcasters (through the license renewal process) to air between the hours of 7:00AM and 10:00PM at least three hours per week of regularly-scheduled programs each at least 30 minutes in length that have as a significant purpose serving the educational and informational needs of children aged 16 and under. Such programming must be specifically identified as educational or informational programming. While the Company is not subject to the direct jurisdiction of the FCC, these FCC requirements may influence the content of the Company's programming in order for the Company to place programs on FCC-licensed stations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors; Impact of FCC Regulations Requiring Educational Content Programming."

    The Company may be subject to local content and quota requirements in the international markets, which effectively prohibit or limit access to particular markets. The Company also seeks to comply with self-regulatory rules relating to children's programming of the Children's Advertising Review Unit of The Council of Better Business Bureaus and of the national television networks by reviewing the proposed content of each property prior to acquisition and acquiring rights to and distributing only those children's properties for which there will be no material restrictions on exhibition to children.

TRADEMARKS

    The Company has a registered service mark for the Film Roman name and logo. The Company has applications pending with the United States Patent and Trademark Office to register several trademarks and service marks, including C-BEAR AND JAMAL, BRUNO THE KID, BEARSY BEARS, ABBY ABELSKEVER, 21, DUMONT'S DOUBLE WIDE, BIG B and the Level 13 Entertainment name and logo. In addition, the Company has registered certain "URL" Internet related addresses. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including THE SIMPSONS, GARFIELD, BOBBY'S WORLD, FELIX THE CAT, THE MASK, RICHIE RICH, MORTAL KOMBAT, MIGHTY MAX and KING OF THE HILL.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 354 full-time employees . The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Screen Actors Guild. The Company believes that its relations with its employees are good.


ITEM 2.        PROPERTIES

    The Company conducts its operations through its 87,000 square foot studio and headquarters located in North Hollywood, California. These facilities are occupied pursuant to a lease that expires in August 2003 (and contains renewal options). The Company also leases certain other production facilities nearby its headquarters, none of which is considered material. The Company believes that its current studio and headquarter's facilities are adequate to meet its needs for the foreseeable future. If the company continues to grow or add new shows, additional facilities may be needed.

ITEM 3.        LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.



                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ROMN." The following table sets forth the high and low closing sale price per share for the Common Stock for each quarter since the quarter ended December 31, 1996.


                 1997                  HIGH               LOW
                 ----                 ------            -------
             1st Quarter              $7.625            $1.875

             2nd Quarter              $2.625             $1.25

             3rd Quarter              $2.875            $1.375

             4th Quarter              $2.375            $1.375

                 1998
                 ----
             1st Quarter              $1.750            $1.250

             2nd Quarter              $1.625            $1.250

             3rd Quarter              $1.625            $1.063

             4th Quarter              $1.563            $0.719

                 1999
                 ----
             1st Quarter
       (through March 23, 1999)       $4.375            $1.50


    At March 19, 1999, there were 34 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

    The Company has not paid dividends on its Common Stock since inception and does not anticipate paying dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in the business.

ITEM 6.        SELECTED FINANCIAL DATA

    The selected financial data set forth below as of December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the Company's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data presented below and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

                                                           YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                 1994        1995    1996         1997    1998
                                               -------  ---------    -------    --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Revenue................................   $   36,201  $   34,341   $   49,698   $   42,296   $   32,946
  Expenses:
    Cost of revenue......................       33,190      33,156       50,779       43,013       32,670
    Selling, general and administrative
      expenses...........................        1,829       2,963        3,850        4,745        7,715
                                            ----------  ----------   ----------   ----------   ----------
  Operating income (loss)................        1,182      (1,778)      (4,931)      (5,462)      (7,439)
  Interest income (expense), net.........          (28)         89          298          649          707
                                            ----------  ----------   ----------   ----------   ----------
  Income (loss) before provision for
    income taxes.........................        1,154      (1,689)      (4,633)      (4,813)      (6,732)
  Provision for income taxes ............           --          --           --           --          145
  Net income (loss)......................        1,154      (1,689)      (4,633)      (4,813)      (6,877)
  Net income (loss) attributable to
    common stock(1)......................   $    1,154  $   (2,574)  $   (9,267)  $   (4,813)  $   (6,877)
                                            ==========  ==========   ==========   ==========   ==========
  Net income (loss) per common share(1)(2)
    basic and diluted....................   $     0.25  $    (0.55)  $    (1.67)  $    (0.57)  $    (0.81)
                                            ==========  ==========   ==========   ==========   ==========
  Pro forma net income (loss) per common
    share (3) basic and diluted..........   $     0.15  $    (0.43)  $       --   $       --   $       --
                                            ==========  ==========   ==========   ==========   ==========
  Weighted average number of shares
    outstanding basic and diluted........    4,653,750   4,653,750    5,553,094    8,453,440    8,507,026
                                            ==========  ==========   ==========   ==========   ==========



                                                                  AS OF DECEMBER 31,
                                              ------------------------------------------------------
                                                 1994      1995       1996       1997        1998
                                              --------  ---------  ---------  ----------  -------
BALANCE SHEET DATA:                                              (IN THOUSANDS)

  Cash and cash equivalents..............      $   436    $ 5,176   $ 13,739    $ 15,986   $ 11,287
  Film costs, net of amortization........       12,382     12,379     21,269      16,084     20,904
  Total assets...........................       13,694     18,950     42,817      34,379     34,749
  Short-term debt........................        1,363      1,737         --          --         --
  Redeemable Preferred Stock.............           --      6,749         --          --         --
  Stockholders' equity...................        1,691      1,832     23,787      18,974     12,098

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

(2) For the years ended December 31, 1994 and 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period giving effect to the conversion of the common stock of the Company's predecessor ("Predecessor Common Stock") into 1.25 shares of Common Stock of the Company ("Common Stock") and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission ("SAB") No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if antidilutive. For the year ended December 31, 1996, the weighted average number of common and common equivalent shares outstanding have been calculated in accordance with the SAB No. 98 for the period prior to the completion of the Company's initial public offering giving effect to the conversion of Predecessor Common Stock into 1.25 shares of Common Stock and in accordance with Statement of Financial Accounting Standards ("SFAS") Number 128, Earnings per Share for the period after such offering. For the years ended December 31, 1997 and 1998 the per share data has been calculated in accordance with SFAS No. 128. Common equivalent shares, consisting of outstanding stock options are not included since they are antidilutive.

(3) The Company operated as an S Corporation until August 4, 1995. As an S Corporation, the Company was subject to no federal income taxes and only minimum state taxes. The pro forma income (loss) per common share amounts reflect adjustments for additional income taxes that would have been reported if the Company had been a C Corporation based upon an estimated statutory rate of 40% in 1994 and 34% in 1995.


                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1994              1995
                                                    ----              ----

Net income (loss) attributable to common
  stock as reported............................   $ 1,154           $ (2,574)

Pro forma provision for income taxes ..........      (462)               574

Pro forma net income (loss) ...................   $   692           $ (2,000)
                                                  =======           ========

Pro forma net income (loss) per common share
  basic and diluted ...........................   $  0.15           $  (0.43)
                                                  =======           ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company develops, produces and distributes a broad range of television programming, and in the past year has expanded its feature motion picture development efforts. Historically, the Company has produced most of its programming for third parties on a "fee-for-services" basis. Fees paid to the Company for these production services generally range from $300,000 to $600,000 per episode and typically cover all direct production costs plus a profit margin. The Company has begun to produce programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

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

    The Company is currently seeking to enter into new business areas beyond its core business of animation television production such as live action television production, feature film production (both live action and animation), computer generated animation and direct-to-video production (both live action and animation) and alternative forms of distribution. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation or film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

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

    Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished episode has been delivered to or made available to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue ($19.7 million at December 31, 1998).

    All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest are capitalized as film costs. At December 31, 1998, the Company's capitalized film costs balance was $20.9 million. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized. Due to the inherent uncertainties of forecasting both total revenue and total expense, at any time one or the other can be overstated or understated, resulting in potential adjustments to the amortization rate or net realizable value calculation.

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    Total revenue decreased by 22%, or $9.4 million, to $32.9 million for the year ended December 31, 1998, from $42.3 million for the prior year. Total revenue decreased in part, because the Company delivered fewer episodes of programming in 1998 as compared to 1997. The Company delivered a total of 57 episodes of programming for the year ended December 31, 1998 as compared to 68 episodes delivered in 1997. However, the primary reason for the decrease in total revenue is that in September 1997, United Paramount Network ("UPN") and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with BLUES BROTHERS: THE ANIMATED SERIES
("Blues Brothers"). UPN had initially ordered the series and subsequently cancelled its order while the series was in production. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company received revenue of $4.0 million and recorded a write-off for the year ended December 31, 1997, of approximately $2.0 million.

    The Company delivered 44 "fee-for-services" episodes during the year ended December 31, 1998, compared to 58 episodes in 1997. Fee-for-services revenue decreased 13%, or $4.1 million, to $26.5 million for the year ended December 31, 1998, from $30.6 million in 1997 as a result of delivering no Saturday morning episodes.

    The Company delivered 13 "proprietary" episodes for the year ended December 31, 1998, compared to 10 episodes in 1997. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 63%, or $5.6 million, to $3.3 million for the year ended December 31, 1998, from $8.9 million in 1997. This decrease resulted from Blues Brothers settlement revenue being included in 1997 but not 1998, and lower international sales of the Company's library programming in 1998.

    Other revenue increased by approximately $0.3 million for the year ended December 31, 1998, as compared to the prior year, due primarily to higher revenues from commercials and specials, and net profit participations, offset by lower interactive revenue and other creative services revenue.

    Total cost of revenue decreased by 24%, or $10.3 million, to $32.7 million for the year ended December 31, 1998, from $43.0 million for the year ended December 31, 1997. Total cost of revenue as a percentage of sales decreased by 3%, to 99% for the year ended December 31, 1998, from 102% for the year ended December 31, 1997. Costs as a percentage of revenue decreased primarily because the costs for the twelve months ended December 31, 1997 included a write-off related to the Blues Brothers as discussed earlier. The overall decrease was partially offset by a write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

    Total selling, general and administrative expenses for the year ended December 31, 1998 increased by $3.0 million to $7.7 million from $4.7 million for the comparable period in 1997, due primarily to an increase in the cost of the Company's development infrastructure and an increase in the expense of certain development costs, as well as an accrual for the charges related to the Company's termination of its employment contract with the founder of the Company. These increases were partially offset by outsourcing the Company's licensing and merchandising activities.

    Operating loss was $7.4 million for the year ended December 31, 1998, as compared to a loss of $5.5 million for the year ended December 31, 1997.

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

    The Company delivered 10 "proprietary" episodes for the year ended December 31, 1997, compared to 60 episodes in 1996. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 41%, or $6.1 million, to $8.9 million for the year ended December 31, 1997, from $15 million in 1996. This decrease was a result of significantly fewer "proprietary" episodes being delivered partially offset by $4 million in revenue from the Blues Brothers settlement with UPN and continued international sales of the Company's library programming.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash and short-term investments of approximately $11.3 million compared to $16.0 million at December 31, 1997 and $13.7 million at December 31, 1996. The Company's cash and short-term investment balances have continued to decline since December 31, 1998 and the Company expects to experience further declining balances during the remainder of fiscal 1999. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations , will nevertheless be sufficient to meet its cash requirements through the end of fiscal 1999. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and direct-to-video films. In such a case, the Company may need to secure additional equity or debt financing prior to the end of fiscal 1999 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997 and fiscal 1998 make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse affect on the implementation of the Company's growth strategies.

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

    For the year ended December 31, 1998, net cash used in operating activities was $3.9 million primarily due to cash used in connection with film production activities and a decrease in accounts payable offset by an increase in deferred revenue and an increase in accrued expenses. For the year ended December 31, 1998, net cash used for investing activities was $0.8 million due to additions to property and equipment. The Company had minimal financing activities during 1998.

    The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 ("FAS 53"). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of December 31, 1998, the Company had a balance in its deferred revenue account of $19.7 million. The net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue is approximately $1.9 million.

    Management believes that the Company's cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's operating requirements for at least the next year.

IMPACT OF YEAR 2000

GENERAL OVERVIEW:

    The Company's Year 2000 Project is currently proceeding on schedule. The Company began its assessment in the Spring of 1998 in response to a need to address the issue of older computer programs and embedded computer chips' inability to distinguish between the year 1900 and the year 2000. Critical programs with the Company were written to use two digits rather than four digits to define the applicable year. As a result, those programs have time-sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000. This programming method could cause a system failure or miscalculation which could cause the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The current assessment project schedule is to be Year 2000 compliant by mid-1999 in all areas within the Company. Areas deemed critical with potential to affect the Company's ability to do business (i.e. Computer Server Room, Finance, Human Resources, Legal) are Year 2000 compliant at this time.

PROJECT:

    The Company's Year 2000 Project is divided into three sections -- Applications Software, Communications systems (telephones, voicemail, etc.) and Infrastructure.

    The methodology used to assess these three primary sections includes: a) prioritizing by critical area; b) inventorying for potential Year 2000 problems (i.e. computer workstations, servers, software); c) repairing/recoding program code (where applicable) and/or replacing hardware/software as necessary; d) testing material items; and e) designing and implementing contingency and business continuation plans for the Company.

    As of March 1, 1999, the priority assessment has been completed as it relates to the Company's computer systems. Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc.) are outside the Company's control and correspondence inquiring as to Year 2000 compliance has been delivered to the principals of the building's property management, phone system suppliers, alarm system suppliers and communications service providers (i.e. MCI, Pacific Bell). The results thus far indicate that the Company's internal alarm systems and communications systems are Year 2000 compliant. The concern now is whether or not incoming services are Year 2000 compliant. Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time. This contingency plan is scheduled to be drafted and implemented by mid-1999.

    Inventorying of potential Year 2000 systems is approximately 80% complete overall within the Company and 100% complete in areas deemed critical. The Company is currently investigating Year 2000 inventorying systems that will guarantee that all inventorying of non-critical areas will be completed by March 1999.

  As of March 1, 1999, the main accounting system in use by the Company, Show Auditor, has been recoded to comply with Year 2000 issues and has been tested as compliant. Software changes have also been implemented within the Company's network servers, Human Resources division, International Division and Legal divisions to meet Year 2000 compliance. Compliance is also about 80% completed at the desktop application level (word processing, spreadsheets and operating systems) at each of the Company's computer workstations. This has been accomplished by either installing the latest software patches, upgrading software or replacing software as necessary. The Company's communications systems are Year 2000 compliant as mentioned above; therefore, recoding or replacing is not necessary at this time. The Company has instituted a policy of buying only Year 2000 compliant computer systems and applications to assure that all new machines are Year 2000 compliant. Further, the Company acquired hardware technology from Micro2000, Inc. to insert into older computer systems to make them Year 2000 compliant at the hardware level. As of March 1, 1999, the Centurion Y2K hardware card has been tested and implemented. All Infrastructure activities are expected to be completed by mid-1999.

    The Company expects to begin final testing on all internal Applications Software and hardware systems by March 31, 1999. The purpose of this phase is to assure that all Year 2000 compliance changes are in fact working as expected. This phase will also involve the installation of any last minute software patches as provided by software developers/manufacturers. Testing of Communications systems and Infrastructure systems will also occur at this time.

    The Company is involved in prioritizing non-computer-related systems to assess their potential impact to the Company's operations. These systems would include operations such as delivery services, materials suppliers, etc. A contingency plan to address any of these systems which prove to be critical to the Company's operations will be drafted by the Company and implemented by mid-1999.

COSTS:

    The total cost of the required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position and is estimated at approximately $100,000. This does not include the Company's potential share of Year 2000 costs that may be incurred by the Company by way of partnerships and joint ventures in which the Company participates but is not the controlling entity. Accordingly, the foreseeable costs arising from such third-party relationships cannot be determined at this time. The total amount expended on the Year 2000 Project through March 1, 1999 was $25,000 which was related to the cost to repair or replace software and related hardware problems.

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

    Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Risk Factors". Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third-parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue may not affect its operations and business, or expose it to third-party liability.

RISKS FACTORS

    DEPENDENCE ON A LIMITED NUMBER OF TELEVISION PROGRAMS.

    Our revenue has historically come from the production of a relatively small number of animated television programs. THE SIMPSONS, KING OF THE HILL, and THE MR. POTATO HEAD SHOW accounted for approximately 40%, 41% and 6%, respectively, of our total revenue for the year ended December 31, 1998. As audiences' tastes change frequently, we cannot assure you that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce. We currently enjoy limited profit participation and/or limited licensing and merchandising participation in KING OF THE HILL, FAMILY GUY, and THE DOWNTOWNERS. However, we cannot assure you that:

    o   those shows will remain on the air,
    o   we will continue to produce them, or
    o   they will be sufficiently successful to generate participation to us

While we continually endeavor to develop new programming, there can be no assurance that revenue from existing or future programming will replace a possible loss of revenue associated with the cancellation of any particular program.

    IMPACT OF FCC REGULATIONS REQUIRING EDUCATIONAL CONTENT PROGRAMMING

    Certain FCC rules may adversely affect the number of time slots available for our productions. These regulations strongly encourage broadcasters (through license renewal procedures) to (1) offer at least three hours per week of programming specifically designed to serve the educational and information needs of children ages 16 and under, (2) identify each program as educational, (3) schedule this programming weekly, and (4) offer this programming in 30-minute formats. While the full impact of the regulations on aggregate demand for children's programming remains uncertain, we have experienced some significant impact. CBS, one of our primary customers over the years, elected to change its programming slate to conform to the FCC regulations. In its first year implementing this strategy, CBS did not order any new animated programming from us. In its second year of implementation, CBS reduced its license fees. In addition, it is possible that programming qualifying for the new FCC requirements will have a competitive advantage over non-qualifying programs. This could further diminish the number of time slots available for our existing programs, thus intensifying the strong competition for the remaining time slots.

    RISKS OF VERTICAL INTEGRATION

    Over the last decade, broadcasters, distributors and producers of televison and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. We have not entered into any of these relationships. These relationships, coupled with the recent repeal of certain regulations of the FCC which had limited the ability of network broadcasters to control certain rights in television programming, has resulted in broadcasters working with their affiliated producers of animated programming. This result limits the number of time slots available for other producers. We cannot assure you that the number of time slots currently available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, will not decrease, or that we will compete successfully for available time slots.

    DECLINING VALUE OF LICENSE FEE AGREEMENTS AND INCREASING CONTROL OF PROPRIETARY RIGHTS BY BROADCASTERS

    Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC have decreased. There continues to be intense competition for the time slots offered by the networks, especially FOX, CBS and ABC. This trend continues to depress license fees to a level that may make it difficult for us to finance certain proprietary programs. Moreover, broadcasters are demanding a greater percentage of the revenue generated from the exploitation of proprietary rights associated with the programs which they license. Broadcasters may also seek to control and exploit all of the proprietary rights associated with the programs which they license. We believe that these industry-wide trends may have a significant adverse impact on our business, results of operations and financial condition.

    IT IS POSSIBLE THAT OUR CURRENT PROGRAMS MAY NOT SUSTAIN THEIR POPULARITY AND OUR NEW PROGRAMS MAY NOT BECOME POPULAR

    We derive substantially all of our revenue from the production and distribution of animated television programs. Each production is an individual artistic work, and consumer reaction will determine its commercial success. We cannot assure you that we will be able to continue to create entertaining episodes for our existing programs or that we will be able to create new programs that are appealing to broadcasters. When advertisers decide whether to pay for advertising during a program's broadcast, they look closely at Neilsen ratings. Broadcasters also consider Neilsen ratings when deciding whether to renew a series or license a new series. Producers of syndicated programming, like us, often receive payments from syndicators based on a share of the revenue received from advertisers who advertise during a specific program. We try to develop and produce programming that will perform well in the Nielsen ratings system. Nielsen ratings for our programming depend on many factors beyond our control, including:

    o   audience reaction,
    o   competing programming,
    o   availability of alternative forms of entertainment,
    o   time slots when aired and
    o   critical reviews

    We cannot assure you that our programs will obtain favorable Nielsen ratings or that broadcasters will license the rights to broadcast any of our programs in development or will renew licenses to broadcast programs which we currently produce. Even if a broadcaster renews the license to broadcast our programming, we cannot guarantee that our program will remain popular. If our programming becomes less popular, we will most likely derive less revenue which could impact our financial condition.

    OUR REVENUES RESULT FROM SALES TO A LIMITED NUMBER OF MAJOR CUSTOMERS.

    During the year ended December 31, 1998, we derived approximately 80% and 5% of our net sales from our top two customers, Twentieth Television (a Division of Twentieth Century Fox) and Fox Kids Network. Neither of these customers is contractually obligated to continue to do business with us. In order to be successful, we must continue our relationships with these customers; we must continue to develop relationships with new customers; and our existing programs must continue to be broadcast. In the event our relationship with either of our top customers terminates, we could experience an adverse impact on our business.

    RISKS RELATED TO EXPANSION OF PRODUCTION OF PROPRIETARY PROGRAMMING

    We produce substantially all of our programming on a "fee-for-services" basis. As a result, we do not typically own or control licensing or distribution rights, but may have profit participation rights based on a percentage of adjusted gross profits or net profits earned by the owners of these distribution rights. The fees we receive for these production services typically cover all direct production costs plus a margin. We intend to expand our production of programming for which we own or control licensing and/or distribution rights ("proprietary programming"). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development ("proprietary rights"). While we seek to limit the financial risk associated with our proprietary programming by obtaining commitments prior to production to cover at least 50% of our direct production costs, we cannot be sure that we will be able to recover the balance of our production and overhead costs through the exploitation of our remaining rights. We derived $4.9 million, and $3.3 million, in revenues from proprietary programming for the years ended December 31, 1997 and 1998, respectively. Since we only recently have begun to retain the proprietary rights associated with our animated programs, we have a limited history of operations and experience related to the exploitation of these rights.

    RISK OF BUDGET AND COST OVERRUNS

    We review cost reports and update our cost projections regularly. Although we have generally completed each of our productions within its budget, we cannot assure you that the actual production costs for our programming will remain within budget. Risks such as production delays, higher talent costs, increased subcontractor costs, political instability overseas, and other unanticipated events may substantially increase production costs and delay completion of the production of any one or more of our programs.

    RISKS RELATED TO OVERESTIMATION OF REVENUE OR UNDERESTIMATION OF COSTS

    We follow Financial Accounting Standards Board Statement No. 53, "Individual Film Forecast" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. We amortize our estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, we may be required to write-down all or a portion of our unamortized costs for the program or film. We cannot assure you that these write-downs will not have a significant impact on our results of operations and financial condition.

    SEASONALITY

    Our results of operations depend on our production and delivery schedule of television programs. Broadcasters typically make most of their annual programming commitments in the first and second quarters of any calendar year so that new programs will be ready for delivery in the third quarter and, to a greater extent, the fourth quarter of that year. Producers typically recognize revenues from license and production agreements when the producer delivers the finished product to the customer and the customer accepts it. As a result of the production cycle, we do not recognize revenue evenly throughout the year. We typically recognize a significant portion of our revenue in the fourth quarter. Our results of operations fluctuate materially from quarter to quarter and year to year. The results of any one period do not necessarily indicate results for future periods. Cash flows also fluctuate and do not necessarily correlate with revenue recognition

    COMPETITION

         PROGRAMMING. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. We compete with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than we do. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children's and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies which receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. We also believe that we face competition from a variety of companies in three principal areas: (1) for the time slots for animated programming offered by broadcasters, (2) for the acquisition of characters, story lines, plots and ideas and (3) for the right to license and distribute our products throughout the United States and internationally.

        CREATIVE PROPERTIES AND CREATIVE PERSONNEL. We compete with other animation companies for characters, storylines, plots and ideas created by third parties. Third parties select us based on their perception of whether we are best able to create and develop a successful program from the initial idea or character. We also compete with other animation companies (including the film and television animation operations of major studios) for the animators, writers, producers and other creative personnel needed to successfully develop and produce animated programming. We believe that we compete for creative properties and creative personnel with a variety of companies including The Walt Disney Company, Warner Bros., Hanna-Barbera, DIC, Klasky-Csupo, Marvel Entertainment, Saban Entertainment, Cinar Films, DreamWorks SKG, Nelvana, Universal Cartoon Studios, Sony Cartoon Studios and Hyperion Productions, many of which have greater financial resources to obtain creative properties and creative personnel.

         LICENSING AND MERCHANDISING. In the first quarter of 1998, we decided to reduce our fixed overhead by outsourcing our licensing and merchandising activities. However, we expect that the exploitation of our licensing and merchandising rights will remain an important part of our strategy. We compete with other owners of creative content who seek to license their characters and properties to a limited number of distributors. In connection with our recent initiatives to exploit the proprietary rights associated with our programming, we have entered into several licensing and merchandising agreements. However, for the year ended December 31, 1998, we derived no significant revenue from our licensing and merchandising activities and we cannot assure you that we will derive significant revenue in the future.

    RISKS RELATED TO INTERNATIONAL OPERATIONS

         RISKS OF INTERNATIONAL BUSINESS GENERALLY. Part of our strategy involves our current and planned activities in a number of developing nations. There are many risks inherent in our international business activities. Our projects could be adversely affected by:

    o reversals or delays in the opening of foreign markets to new competitors,
    o   unexpected changes in regulatory requirements,
    o   export controls, tariffs and other barriers,
    o   currency fluctuations,
    o   investment policies,
    o nationalization, expropriation and limitations on repatriation of cash, and
    o   social and political risks

    OVERSEAS SUBCONTRACTORS. Like other producers of animated programming, we subcontract some of the less creative and more labor-intensive components of our production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees which may result in increased animated programming production costs or our inability to contract with our preferred overseas studios.

    Many of the subcontractors we use are located in South Korea and, to a lesser extent, Taiwan, the Philippines and China. Each of these areas has recently experienced significant political and/or economic turmoil, such as, but not limited to, devaluation of the won and other Asian currencies. The Asian markets may continue to deteriorate, which could have a substantial impact on our ability to contract favorably with studios in Asia. These conditions could cause significant disruptions in the delivery of animation products to us. In that event, we may be required to retain new subcontractors. We cannot assure you that different subcontracting arrangements will be as favorable to us as our current arrangements.

         INTERNATIONAL SALES-MARKET FRACTIONALIZATION. We derived approximately 8% and 4% of our revenue for the years ended December 31, 1997 and 1998, respectively, from licensing international distribution rights to our proprietary programming. We anticipate that revenue from these activities will not grow substantially until we produce additional proprietary programming for which we own and control international distribution rights. Just as in the US, there are an increasing number of broadcast outlets for animation in most major international territories. While this has created more opportunities to sell product, on the one hand, the total advertising dollars available is now being spread amongst this larger number of outlets, so the revenues each broadcaster receives and, consequently, the amount of the license fees they can pay, has begun to diminish substantially. Our ability to continue to expand our international business (as well as our ability to contract upon favorable terms with overseas studios) depends, in part, on the local economic conditions, currency fluctuations, local changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and cultural barriers. In addition, political instability in a foreign nation may adversely affect our ability to distribute our product in that country. As a result, we cannot assure you that our international operations will be profitable. See "Business -- Principal Elements of the Company's
Business -- Distribution of Proprietary Programming -- International Distribution."

    RISKS ASSOCIATED WITH POSSIBLE NEW BUSINESSES

    Due in part to the recent changes in the television industry described in this Report, we have made, and intend to continue to make a substantial commitment to new business areas beyond our core business of animation television production. We have begun live action television production, feature film development with the expectation of production (both live action and animation) and direct-to-video production (both live action and animation). Some of this production may be on a "fee-for-services" or a "proprietary" basis. The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. In addition, we are evaluating entering the Internet distribution market through the Level 13 branded animation destination. This is a new business for us that may require that we use significant resources in an effort that may not be successful. Therefore, there is a substantial risk that our projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized. Although we intend to limit the risks of production through co-production, pre-sale financing and/or distribution arrangements, we will likely be unable to limit all of the financial risk of a television production, feature film or direct-to-video release. In addition, because the success of a television production, feature film or direct-to-video release, and Internet distribution depends upon consumer taste and critical response, as well as public awareness and the successful distribution of a production, we cannot predict the level of marketing, promotional and distribution activities and expenses necessary in any particular instance. Moreover, we have no history of developing, producing, or distributing live action television or film productions, or with exhibition over the Internet and we cannot assure you that we can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production that are described in this Report, as well as additional risks inherent to live action that are outside of our control, including the risk of work stoppage or strike, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting to film at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. We cannot be sure that we will produce any live action television or film projects or that, if produced, that such projects will be profitable. The World Wide Web is an evolving marketplace, and we cannot predict consumer taste or the underlying technology. Likewise, we cannot assure you that we will be successful should we decide to promote Level 13 as an independent animation destination/network.

    TECHNOLOGICAL CHANGES; POSSIBLE CHANGES IN PRODUCTION OF OUR PRODUCTS

    The proliferation of new production technologies may change the manner in which we create and distribute programming. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cel animation, to create their animated programming. We cannot be sure that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause our historical methods of producing animation to become less cost competitive or less appealing to our audiences. In addition, we cannot be sure that we will be able to adapt to such changes in a cost-effective manner.

    DEPENDENCE UPON KEY PERSONNEL

    Our success depends to a significant extent upon the expertise and services of David Pritchard, our President and Chief Executive Officer. The loss of the services of Mr. Pritchard and/or other key management personnel could have an adverse effect on our business, results of operations and financial condition. We have employment agreements with Mr. Pritchard and certain of our other key management personnel. We do not currently carry "key man" life insurance policies on any of our executives. We cannot be sure that we will be able to retain our existing management personnel.

In addition, our continued success is highly dependent on the artistic and production capabilities of our creative staff. We are a signatory to the Screen Actors Guild collective bargaining agreement and certain of our voice-over actors are Screen Actors Guild members. We also have a wholly owned subsidiary, Namor Productions Inc., which is a signatory to the Writer's Guild of America collective bargaining agreement. We believe that our future success will depend, in part, on our continuing ability to attract, retain and motivate qualified personnel in both our existing and new businesses.

    CASUALTY RISKS

    Substantially all of our operations and personnel are located in our North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. If a disaster were to occur, our disaster recovery plans may not be adequate to protect the Company and our business interruption insurance may not fully compensate us for our losses.

    POSSIBLE ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS

    Certain provisions of our certificate of incorporation, by-laws and Delaware law (including a stockholders rights plan (sometimes referred to as a "poison pill") which we adopted in 1998) could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of the Company. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock.

    In addition, our corporate documents authorize the Board of Directors to issue shares of preferred stock and to establish the rights of that preferred stock without stockholder approval. If the Board issues preferred stock, it could have the effect of delaying or preventing a change in control of our company, even if a change in control were in our best interests.

VOLATILITY OF STOCK PRICE

    The market price of our common stock, which trades on the Nasdaq National Market, could fluctuate significantly in response to our operating results and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, additions or departures of key personnel, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, and general economic and market conditions, may adversely affect the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS

    We have never paid dividends and currently do not intend to declare or pay dividends. We plan to follow a policy of retaining earnings to finance the growth of our business. Whether or not we declare or pay dividends is up to our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors our Board deems relevant at that time.

YEAR 2000 ISSUE RISKS MAY RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

    We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex. Virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We are reviewing both our information technology and our non-information technology systems to determine whether they are year 2000 compliant, and to date we have not identified any material systems which are not year 2000 compliant. We have not made any material expenditures to address the year 2000 problem and do not anticipate that we will be required to make any such material expenditure in the future.

    We have contacted all of our significant suppliers and service providers to determine the extent to which we are vulnerable to their failure to address the year 2000 problem. Although we have received verbal assurances from some of these third parties that their systems are year 2000 compliant, we have not yet received written assurances from all of them. Although we do not believe our operations will be significantly disrupted even if third parties with whom we have relationships are not year 2000 compliant, we cannot guarantee you that any year 2000 compliance problems of these third parties will not negatively affect our financial performance. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The directors and executive officers of the Company at March 15, 1999 are identified below:

           NAME                     AGE                        POSITION (1)
-------------------------------  -------  ------------------------------------

David Pritchard...........         51     President, Chief Executive Officer
                                          (Class I Director)

William Shpall............         48     Chief Operating Officer

Jon F. Vein...............         35     Senior Vice President

Gregory Arsenault.........         41     Senior Vice President --
                                          Finance and Administration

Robert Cresci (3).........         55     Class I Director

Dixon Q. Dern ............         70     Class III Director

Dennis W. Draper (2)......         50     Class II Director

Peter Mainstain (3).......         50     Class II Director

Daniel Villanueva (2).....         61     Class III Director

James M. McNamara ........         45     Class III Director

(1) Each director holds office until his resignation or removal and until his successor shall have been duly elected and qualified. Elections with respect to the Class III Directors, Class I Directors and Class II Directors will be held at the Annual Meeting of Stockholders in 1999, 2000 and 2001, respectively.
(2)      Member of Compensation Committee.
(3)      Member of Audit Committee.

    The principal occupations and positions for the past five years and in certain cases prior years, of the directors and executive officers named above are as follows:

    DAVID PRITCHARD. Mr. Pritchard joined the Company in September 1997 as President and Chief Executive Officer. In 1996, Mr. Pritchard founded Little Fish Inc., where he developed and produced programming for Columbia TriStar, TNT and HBO until joining Film Roman. In 1990, Mr. Pritchard founded Popular Arts Entertainment which produced and developed numerous projects for A&E, HBO, Comedy Central, as well as providing entertainment news coverage for many different network shows. Prior to Mr. Pritchard's founding of Popular Arts, he served as a Vice President of Corporate Affairs at HBO in New York.

    WILLIAM SHPALL. Mr. Shpall joined Film Roman as Executive Vice President and COO in October of 1998, where he oversees all non-creative/production activities of the Company. Prior to joining the Company Mr. Shpall was a principal in Inter.\comm Management, Inc., a financial and strategic consulting practice. From 1992 through 1995 Mr. Shpall was Executive Vice President and CFO of Carolco Pictures. Prior to joining Carolco Mr. Shpall was a Managing Director at BT Securities in Los Angeles.

    JON F. VEIN. In February 1995, Mr. Vein joined Film Roman as a Senior Vice President where he oversees business and legal affairs and new business development for the Company. Mr. Vein also established and oversees the Company's feature film division. Prior to joining the Company, Mr. Vein practiced entertainment law at Dern & Donaldson from 1990 to 1993 and at Dern & Vein from 1993 to 1995. Mr. Vein received his Bachelor of Science degree in electrical engineering-computer science and material sciences engineering from the University of California at Berkeley in 1986 and his Juris Doctor degree from The Harvard Law School in 1989.

    GREGORY ARSENAULT. Mr. Arsenault joined the Company in 1991 as Accounting Manager, served as Controller for two years, served as Vice President of Finance for two years and was promoted to Senior Vice President-Finance and Administration in 1996. Mr. Arsenault oversees the Company's accounting department and the administrative activities of the Company. Prior to joining Film Roman, Mr. Arsenault served as an accounting systems consultant for LIVE Entertainment and began his professional career at Peat, Marwick, Mitchell and Co. Mr. Arsenault received his Bachelor of Science degree in accounting from the University of Southern California in 1980.

    ROBERT CRESCI. Mr. Cresci has been a Director of Film Roman since August 1995 and has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990. Mr. Cresci currently serves on the board of directors of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Educational Medical, Inc., Aviva Petroleum, Candlewood Hotel Co., Castle Dental Inc., Seracare Inc. and Sound Media Inc.

    DIXON Q. DERN. Mr. Dern has been a Director of Film Roman since August 1995. Mr. Dern has practiced entertainment law for over 40 years and currently owns and operates his own private practice which specializes in entertainment, copyright and communications law.

    DENNIS W. DRAPER. Dr. Draper has been a Director of Film Roman since August 1995 and has been an Associate Professor of Finance at the University of Southern California's School of Business since 1977. Dr. Draper serves as trustee of the First Choice Funds.

    PETER MAINSTAIN. Mr. Mainstain has been a Director of Film Roman since August 1995 and has been a partner of Tanner, Mainstain & Hoffer, an accountancy corporation, since 1976.

    DANIEL VILLANUEVA. Mr. Villanueva is chairman of Bastion Capital Corporation; a Los Angeles based buyout fund. Previously, he was a director and officer of Spanish International Communications Corporation, and later, director of 7UP Bottling of Southern California and is currently a director of the Metropolitan West Funds. Mr. Villanueva is a former player in the National Football League for both the Los Angeles Rams and Dallas Cowboys.

    JAMES M. MCNAMARA. Mr. McNamara has been a director of Film Roman since February 1999. Since June 1998, Mr. McNamara has been an investor/entrepreneur focused on new media and international broadcasting. From April 1996 to June 1998, Mr. McNamara was President of Universal Television Enterprises, where his responsibilities included domestic syndication first-run programming and international sales. Prior to that time, from 1991 through 1995, Mr. McNamara served as Chief Executive Officer of New World Entertainment. Between 1991 and 1995, Mr. McNamara served in various capacities, including President, of New World International. Mr. McNamara is also a director of Scandinavian Broadcasting Systems, S.A., United American Broadcasting and GRB Entertainment.

    The balance of the information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 1999 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page F-1 hereof.

       Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.


                                           FILM ROMAN, INC.

                                           /S/ DAVID PRITCHARD
                                           -------------------------------
                                           David Pritchard
                                           President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Pritchard and Dixon Dern, or any one of them, his attorney-in-fact and agent, with full power of substitution for him, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/   DAVID PRITCHARD                Chief Executive Officer,          March 30, 1999
----------------------------         President and Director
       David Pritchard


 /S/  GREGORY ARSENAULT          Senior Vice PresidentCFinance and     March 30, 1999
---------------------------          Administration (Principal
      Gregory Arsenault          Accounting and Financial Officer)


 /S/    ROBERT CRESCI                        Director                  March 30, 1999
----------------------------
        Robert Cresci


 /S/    DENNIS DRAPER                        Director                  March 30, 1999
----------------------------
        Dennis Draper


 /S/   PETER MAINSTAIN                       Director                  March 30, 1999
----------------------------
       Peter Mainstain


 /S/    DIXON Q. DERN                        Director                  March 30, 1999
----------------------------
        Dixon Q. Dern


 /S/  DANIEL VILLANUEVA                      Director                  March 30, 1999
      Daniel Villanueva


 /S/  JAMES M. MCNAMARA                      Director                  March 30, 1999
----------------------------
      James M. McNamara

INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    ------------

  +3.1 Certificate of Incorporation of Film Roman, Inc., a Delaware corporation (the "Company")

  +3.2     Bylaws of the Company

   3.3 Amendment to Bylaws of the Company dated as of August 5, 1997 (Incorporated by reference to Exhibit 3.3 to the Company's form 10-Q for the quarter ended September 30, 1997)

  +4.1     Specimen Stock Certificate

+*10.1     Intentionally Omitted

+*10.2 Employment Agreement dated as of January 2, 1996 by and between Film Roman California and Mr. Gregory Arsenault (Exhibit 10.5)

 *10.3 Employment Agreement dated as of August 1, 1997 by and between Film Roman California and Mr. Jon Vein (Incorporated by reference to
           Exhibit 10.48 to the Company's Form 10-Q for the quarter ended September 30, 1997)

 *10.4 Terms of Executive Employment Agreement dated as of August 22, 1997 by and between the Company and Mr. David Pritchard (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1997)

 *10.5 Amendment dated as of June 25, 1998 to Employment Agreement dated as of August 1, 1997 between Film Roman California and Mr. Jon Vein (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998)

 *10.6 Amendment dated as of July 20, 1998 to Employment Agreement dated as of August 1, 1997 between Film Roman California and Mr. Jon Vein (Incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1998)

 *10.7     Stock Option Plan of the Company (Incorporated by reference to
           Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

 *10.8 Form of Non-Qualified Stock Option Agreement for Employees (filed herewith)

 *10.9 Form of Incentive Stock Option Agreement for Employees (filed herewith)

 10.10 First Amendment to 1996 Stock Option Plan of Film Roman, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 1998)

+10.11 Lease for Registrant's headquarters and studio in North Hollywood, California

 10.12 Employment Agreement dated as of September 30, 1998 by and between Film Roman California and Mr. William Shpall (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the quarter ended September 30, 1998)

 10.13     Intentionally Omitted

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

+10.29 Agreement dated as of June 28, 1994 between CBS Entertainment and Film Roman, Inc.

+10.30 Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman, Inc.

+10.31 Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.

+10.32 Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.

+10.33 Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman, Inc.

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

+10.35 Output Distribution Agreement dated as of September 1, 1994 between Film Roman, Inc. and Taurus Film GmbH & Company

+10.36 Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc. re: Prime Time Television special

+10.37 Agreement dated April 1, 1991 between United Media/Mendelson Production and Film Roman, Inc. re: Saturday Morning Series

+10.38 Co-Production Agreement dated June 11, 1993 between Canal Plus and Bluebird Toys (the U.K.) Limited and Film Roman, Inc. regarding Mighty Max

+10.39 Agreement dated April 12, 1994 between Canal Plus and Bohbot Entertainment Worldwide, Inc. and Film Roman, Inc.

+10.40     Form of Agreement between Film Roman, Inc. and Threshold
           Entertainment

+10.41 Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television (Exhibit 10.43)

+10.42 Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK International (Exhibit 10.44)

+10.44 Co-Production Agreement between Television Espanola, S.A. and Film Roman, Inc. (Exhibit 10.46)

 10.45 Agreement dated as of February 26, 1998 between Claster Television and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.45 of the Company's Form 10-Q for the quarter ended June 30, 1998)

 10.46 Agreement dated as of February 26, 1998 between Fox Kids Worldwide, Inc. and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.46 of the Company's Form 10-Q for the quarter ended June 30, 1998)

 21.1      Subsidiaries of the Registrant

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

                                FILM ROMAN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     PAGE

Index to Consolidated Financial Statements........................................    F-1

FILM ROMAN, INC.
     Report of Independent Auditors...............................................    F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1998.................    F-3

     Consolidated Statements of Operations for the Years Ended December 31, 1996,
     1997, and 1998...............................................................    F-4

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1997, and 1998............................................    F-5

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1997 and 1998................................................................    F-6

     Notes to Consolidated Financial Statements...................................    F-7

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Film Roman, Inc.

     We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               ERNST & YOUNG LLP

Los Angeles, California
March 10, 1999

                                       FILM ROMAN, INC.

                                 CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                      1997            1998
                                                                    -----------    -----------

                            ASSETS
Cash and cash equivalents....................................       $15,986,250    $11,287,386
Accounts receivable..........................................         1,228,142      1,089,218
Film costs, net of accumulated amortization of
  $212,107,777 (1997) and $244,777,898 (1998)................        16,084,110     20,903,771
Property and equipment, net of accumulated depreciation and
  amortization of $1,198,494 (1997) and $1,559,112 (1998)...            535,200        979,090
Deposits and other assets....................................           544,927        489,205
                                                                    -----------    -----------
Total assets.................................................       $34,378,629    $34,748,670
                                                                    ===========    ===========


                       LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Accounts payable.............................................        $1,009,586      $ 628,221
Accrued expenses.............................................         2,204,414      2,350,695
Deferred revenue.............................................        12,190,650     19,671,667
                                                                    -----------    -----------
Total liabilities............................................        15,404,650     22,650,583
Commitments
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000
     shares authorized, none issued..........................                --             --
Common Stock, $.01 par value, 20,000,000 shares authorized,
  8,454,690 shares issued and outstanding in 1997 and
  8,522,190 shares issued and outstanding in 1998............            84,548         85,223
Additional paid-in capital...................................        36,305,684     36,305,684
Accumulated deficit..........................................       (17,416,253)   (24,292,820)
                                                                    -----------    -----------
Total stockholders' equity...................................        18,973,979     12,098,087
                                                                    -----------    -----------
     Total liabilities and stockholders' equity..............       $34,378,629    $34,748,670
                                                                    ===========    ===========


                             SEE ACCOMPANYING NOTES.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1996           1997          1998
                                                       -----------    -----------   -----------
Revenue.............................................   $49,697,655    $42,296,156   $32,945,502
Cost of revenue.....................................    50,778,748     43,012,909    32,670,121
Selling, general and administrative expenses........     3,849,864      4,745,363     7,714,450
                                                       -----------    -----------   -----------
Operating loss......................................    (4,930,957)    (5,462,116)   (7,439,069)
Interest income.....................................       348,590        648,792       707,146
Interest expense....................................       (50,657)            --            --
                                                       -----------    -----------   -----------
Loss before provision for income taxes..............    (4,633,024)    (4,813,324)   (6,731,923)
Provision for income taxes..........................            --             --       144,644
                                                       -----------    -----------   -----------
Net loss............................................   $(4,633,024)   $(4,813,324)  $(6,876,567)
                                                       ===========    ===========   ===========
Net loss attributable to
common stock........................................   $(9,267,324)   $(4,813,324)  $(6,876,567)
                                                       ===========    ===========   ===========
Net loss per common share basic and diluted.........   $     (1.67)   $     (0.57)  $     (0.81)
                                                       ===========    ===========   ===========
Weighted average number
of shares outstanding basic and diluted.............     5,553,094      8,453,440     8,507,026
                                                       ===========    ===========   ===========


                             SEE ACCOMPANYING NOTES.

                                FILM ROMAN, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     CLASS B CONVERTIBLE
                                                  COMMON STOCK       PREFERRED STOCK        ADDITIONAL                    TOTAL
                                            ---------------------    ------------------      PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                              SHARES       AMOUNT     SHARES     AMOUNT      CAPITAL        DEFICIT       EQUITY

Balance as of December 31, 1995............ 1,713,000     $   700    750,000      $ 300   $ 4,716,656   $ (2,885,606)  $ 1,832,050
Dividends paid to Redeemable
  Preferred Stockholders...................        --          --         --         --            --       (750,000)     (750,000)
Dividends paid to Class B
  Convertible Preferred Stockholder........        --          --         --         --            --       (450,000)     (450,000)
Accretion of Redeemable
  Preferred Stock..........................        --          --         --         --            --       (757,544)     (757,544)
Warrant Commitment Expense.................        --          --         --         --       225,000             --       225,000
Initial Public Offering, net proceeds...... 3,275,364      32,754         --         --    28,258,282             --    28,291,036
Exchange of Film Roman California
  common stock............................    428,250      20,713         --         --       (10,713)            --        10,000
Redemption of the Redeemable
  Preferred Stock..........................   586,690       5,867         --         --     3,125,593     (3,126,755)        4,705
Conversion and Exchange of Class B
  Convertible Preferred Stock..............   937,500       9,375   (750,000)      (300)       (9,075)            --            --
Warrants exercised......................... 1,505,886      15,059         --         --           (59)            --        15,000

Options exercised..........................     3,000          30         --         --            --             --            30
Net loss............................               --          --         --         --            --     (4,633,024)   (4,633,024)
                                            ---------     -------    -------      -----   -----------   ------------   -----------
Balance as of December 31, 1996.....        8,449,690      84,498         --         --    36,305,684    (12,602,929)   23,787,253

Options exercised...................            5,000          50         --         --            --             --            50
Net loss............................               --          --         --         --            --     (4,813,324)   (4,813,324)
                                            ---------     -------    -------      -----   -----------   ------------   -----------
Balance as of December 31, 1997.....        8,454,690      84,548         --         --    36,305,684    (17,416,253)  (18,973,979)


Options exercised...................           67,500         675         --         --            --             --           675
Net loss............................               --          --         --         --            --     (6,876,567)   (6,876,567)
                                            ---------     -------    -------      -----   -----------   ------------   -----------
Balance as of December 31, 1998.....        8,522,190     $85,223         --      $  --   $36,305,684   $(24,292,820)  $12,098,087
                                            =========     =======    =======      =====   ===========   ============   ===========


                                     SEE ACCOMPANYING NOTES.

                                FILM ROMAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1996          1997          1998
                                                                ------------   ------------   ------------
OPERATING ACTIVITIES:
    Net loss                                                    $ (4,633,024)  $ (4,813,324)  $ (6,876,567)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation and amortization.........................       385,164        264,302        360,618
        Amortization of film costs............................    50,778,748     43,012,909     32,670,121
        Warrant commitment....................................       225,000             --             --
    Changes in operating assets and liabilities:
        Accounts receivable...................................    (6,526,225)     5,728,267        138,924
        Film costs............................................   (59,668,547)   (37,828,074)   (37,489,782)
        Refundable income taxes...............................       487,500             --             --
        Deposits and other assets.............................      (175,042)      (229,302)        55,722
        Accounts payable......................................     3,281,703     (2,780,550)      (381,365)
        Accrued expenses......................................     1,148,131        374,100        146,281
        Deferred revenue......................................     6,617,813     (1,218,942)     7,481,017
                                                                ------------   ------------   ------------
        Net cash (used in) provided by operating
          activities..........................................    (8,078,779)     2,509,386     (3,895,031)

INVESTING ACTIVITIES:
    Additions to property and equipment......................       (585,678)      (262,113)      (804,508)
                                                                ------------   ------------   ------------
        Net cash used in investing activities.................      (585,678)      (262,113)      (804,508)

FINANCING ACTIVITIES:
    Option and warrants exercised and other..................         23,403             50            675
    Net proceeds from offering...............................     28,291,036             --             --
    Redemption of the Redeemable preferred stock.............     (7,500,000)            --             --
    Borrowings under debt....................................      8,895,000             --             --
    Repayments on debt.......................................    (10,632,145)            --             --
    Dividends declared and paid to preferred stockholders....
                                                                  (1,850,000)            --             --
                                                                ------------   ------------   ------------
        Net cash provided by  financing
             activities.......................................    17,227,294             50            675
                                                                ------------   ------------   ------------
    Net increase (decrease) in cash..........................      8,562,837      2,247,323     (4,698,864)
    Cash and cash equivalents at beginning of period.........      5,176,090     13,738,927     15,986,250
                                                                ------------   ------------   ------------
    Cash and cash equivalents at end of period...............   $ 13,738,927   $ 15,986,250   $ 11,287,386
                                                                ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest..............................................  $     94,100   $     12,837   $         --
                                                                ============   ============   ============
        Income taxes..........................................  $         --   $         --   $     34,308
                                                                ============   ============   ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     In 1996, the Company recorded accretion of the difference between the carrying value and the Liquidation Value of $757,544 on the Redeemable Preferred Stock.

     Also in 1996, Redeemable Preferred Stock that was not redeemed for cash was redeemed for 586,690 shares of Common Stock which resulted in a charge of $298,256 to accumulated deficit.

                                FILM ROMAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS AND ORGANIZATION

     Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996. The Company currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; and Chalk Line Productions, Inc., a California corporation. The Company develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company, founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including BOBBY'S WORLD, THE SIMPSONS, KING OF THE HILL, THE MASK, BRUNO THE KID, C-BEAR AND JAMAL, THE TWISTED TALES OF FELIX THE CAT, MORTAL KOMBAT, GARFIELD & FRIENDS, THE CRITIC and most recently FAMILY GUY and THE DOWNTOWNERS.

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

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

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

     The Company performs production services for various companies within the entertainment industry and licenses various rights in its product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 1998, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.

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

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

are amortized over their estimated useful lives, or the remaining term of the related lease, whichever is shorter, using the straight-line method.

     INCOME TAXES

     The Company uses the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Deferred taxes are provided for any differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

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

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

     NET LOSS PER COMMON SHARES

     For the year ended December 31, 1996, the weighted average number of common and common equivalent shares outstanding have been calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission Number 98 for the period prior to the Offering giving effect to the conversion of the California Common Stock into 1.25 shares of Company Common Stock and in accordance with Statement of Financial Accounting Standard Number 128, Earnings per Share for the period after the Offering. For the year ended December 31, 1996, the net loss per common share gives effect to (i) accretion of the difference between the carrying value and the liquidation value of the Redeemable Preferred Stock of $757,544 (ii) the excess of the price paid for the redemption of the Redeemable Preferred Stock over its carrying value of $3,126,755 and (iii) to dividends of $750,000 on the Redeemable Preferred Stock. For the years ended December 31, 1997, and 1998, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, (1,000,023 (1997) and 1,819,034 (1998)) are not included since they are antidilutive.

2.  FILM COSTS

     The components of unamortized film costs consist of the following:

                                                             DECEMBER 31,
                                                   ---------------------------
                                                       1997            1998
                                                   -----------     -----------
Film productions released, net of amortization     $ 5,041,950     $ 4,185,682
Film productions in process                         10,820,744      16,390,064
Film productions in development                        221,416         328,025
                                                   -----------     -----------
                                                   $16,084,110     $20,903,771
                                                   ===========     ===========

     Based on management's estimates of future gross revenues as of December 31, 1998, approximately 79% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 2001.

     Interest capitalized to film costs in 1996, 1997, and 1998 was $50,657, $0 and $0, respectively.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             DECEMBER 31,
                                                   ---------------------------
                                                        1997            1998
                                                   -----------     -----------
Leasehold improvements...........................  $   186,104     $   263,087
Furniture and fixtures...........................      292,401         297,132
Office equipment.................................    1,255,189       1,977,983
                                                   -----------     -----------
                                                     1,733,694       2,538,202
Less accumulated depreciation and amortization...   (1,198,494)     (1,559,112)
                                                   -----------     -----------
                                                   $   535,200     $   979,090
                                                   ===========     ============

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

4.  BLUES BROTHERS: THE ANIMATED SERIES

     The Company put its proprietary production of the "Blues Brothers" into hiatus in March 1997 following discussions between the Company and the United Paramount Network (" UPN") with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company recorded a write-off for the year ended December 31, 1997, of approximately $2.0 million.

5.  INCOME TAXES

    The significant components of the Company's net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:


                                                           DECEMBER 31,
                                                   ---------------------------
                                                        1997           1998
                                                   -----------     -----------
     Film costs                                    $  (306,000)    $ (371,000)
     Fixed assets                                      (13,000)       (13,000)
     Nondeductible accrual                             136,000        166,000
        Foreign Tax Credit Carryforward                     --        145,000
     Other                                             228,000        179,000
     Net operating loss carryforwards                4,306,000      6,722,000
                                                   -----------     -----------
                                                     4,351,000      6,828,000
     Valuation allowance                            (4,351,000)    (6,828,000)
                                                   -----------     -----------
                                                   $        --     $        --
                                                   ===========     ===========


     The provision for income taxes is as follows:

                                              DECEMBER 31,
                                   --------------------------------
                                      1996       1997       1998
                                   -------     ------     ---------
        Current:
           Federal                      --         --            --
           State                        --         --            --
           Foreign                      --         --     $ 145,000
                                   -------     ------     ---------
                                        --         --     $ 145,000
                                   =======     ======     =========

     A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                           1996           1997           1998
                                                        -----------   ------------   -----------
Provision for income taxes at statutory rate of 35%     $(1,622,000)  $ (1,685,000)  $(2,407,000)
Permanent Differences                                       105,000          2,000        69,000
Benefit of deferred tax assets not currently
  recognized                                              1,517,000      1,663,000     2,338,000
                                                        -----------   ------------   -----------
                                                        $        --   $         --   $        --
                                                        ===========   ============   ===========

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

     At December 31, 1998, the Company had available federal and state tax net operating loss carryforwards of approximately $16,804,000 and $8,405,000, respectively, expiring through 2018 and 2003, respectively. At December 31, 1998, the Company had available foreign tax credit carryforwards of approximately $145,000.

6.  STOCKHOLDERS' EQUITY

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

7.  COMMITMENTS

     The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statement of operations for the years ended December 31, 1996, 1997and 1998 reflects rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2002. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

        YEAR ENDING DECEMBER 31

        1999                                 $ 1,641,637
        2000                                   1,464,018
        2001                                   1,289,906
        2002                                   1,263,050
        2003                                     858,026
        Total minimum lease payment          $ 6,516,637

     Rent expense for the years ended December 31, 1996, 1997 and 1998, prior to any allocation of rent to capitalized film costs, was $1,399,573, $1,316,520 and $1,337,663, respectively.

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

     At December 31, 1998, the Company had outstanding employment agreements with various employees with initial terms ranging from one to two years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

        YEAR ENDING DECEMBER 31

        1999                                $ 1,533,000
        2000                                    673,000
        2001 to 2003                                 --
                                           ------------
                                            $ 2,206,000
                                           ============

     In September 1996, the Company secured a commitment (the "Commitment") from certain of its existing stockholders to purchase up to $3.0 million of its 12% Senior Secured Notes due December 20, 1996 ("Senior Notes"). No Senior Notes have been or will be issued. As consideration for the receipt of the Commitment, the Company issued warrants for the purchase of 72,066 shares of Common Stock at an exercise price of $7.00 per share. The warrants are currently exercisable and expire in September 2001. In 1996, the Company recorded an expense of $225,000 relating to the issuance of the New Warrants and transactions costs associated with the Commitment. As of December 31, 1998, no warrants had been exercised.

8.  401(k) PROFIT SHARING PLAN

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

     For the years ended December 31, 1996, 1997, and 1998 the Company contributed $104,923, $120,431 and $125,818 respectively, to the plan on behalf of its employees.

9.  SIGNIFICANT CUSTOMERS AND PROPERTIES AND GEOGRAPHIC INFORMATION

     In 1996, the Company earned revenue from three significant customers of $14,330,000 (29%), $10,311,000 (21%) and $4,930,000 (10%). In 1997, the Company
earned revenue from three significant customers of $26,400,000 (62%), $4,000,000 (9%), and $3,750,000 (9%). In 1998, the Company earned revenue from one significant customer of $26,390,000 (80%).

     In 1996, the Company earned revenues from three significant properties of $14,330,000 (29%), $7,869,000 (16%) and $5,627,000 (11%). In 1997, the Company
earned revenue from four significant properties of $13,660,000 (32%), $12,750,000 (30%), $4,000,000 (9%) and $3,750,000 (9%). In 1998 the Company
earned revenue from two significant properties of $13,350,000 (41%) and $13,040,000 (40%).

     In 1996, 1997 and 1998 the Company earned export revenues from Europe of approximately $7,000,000, $2,300,000 and $1,100,000, respectively.

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

10.  STOCK OPTION PLAN

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

     The maximum number of shares subject to the Plan is 2,100,000 and the Plan will terminate on August 7, 2005, unless sooner terminated by the Board of Directors. The options generally vest over a five-year period and expire ten years from the date of issuance.

     As of December 31, 1996, 1997, and 1998, 840,125, 1,000,023 and 1,819,034
shares of Common Stock were reserved for future issuances related to options, respectively.

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

                                                           YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                    1996          1997           1998
                                               ------------    -----------    ------------
NET LOSS
     As reported                                $(4,633,024)   $(4,813,324)   $(6,876,567)
     Pro forma                                  $(5,157,820)   $(5,110,690)   $(7,502,017)

NET LOSS ATTRIBUTABLE TO COMMON STOCK
     As reported                                $(9,267,324)   $(4,813,324)   $(6,876,567)
     Pro forma                                  $(9,792,120)   $(5,110,690)   $(7,502,017)

NET LOSS PER SHARE
     As reported                                $     (1.67)   $     (0.57)     $   (0.81)
     Pro forma                                  $     (1.76)   $     (0.60)     $   (0.88)


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

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

     The weighted average fair value of options granted during the year was $3.80, $2.86 and $1.82 for the years ended December 31, 1996, 1997 and 1998. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                              1996         1997         1998
                                             -----        -----         ----
Dividend yield..........................       --           --            --
Expected volatility.....................     28.7%        89.7%         84.5%
Risk-free interest rate.................     6.29%        6.18%          5.0%
Expected term (years)...................        3            8             8


A summary of stock option activity under the Plan is as follows:

                                                                              WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                 ---------    ----------------
Balance at December 31, 1995 (all exercisable).............         75,000        $ 0.008

Granted....................................................        768,125        $  8.11
Exercised..................................................         (3,000)       $ 0.008
Cancelled..................................................             --             --
                                                                 ---------
Balance at December 31, 1996 (including 192,000 options
exercisable at a weighted average exercise price of $5.00
per share).................................................        840,125

Granted....................................................        388,023        $ 1.625
Exercised..................................................         (5,000)       $ 0.008
Cancelled..................................................       (223,125)       $  8.01
                                                                 ---------
Balance at December 31, 1997 (including 252,375 options
exercisable at a weighted average exercise price of $5.95
per share)................................................       1,000,023

Granted....................................................      1,296,511        $ 1.433
Exercised..................................................             --             --
Cancelled..................................................       (477,500)       $ 8.178
                                                                 ---------
Balance at December 31, 1998 (including 780,009 options
exercisable at a weighted average exercise price of $1.72
per share).................................................      1,819,034
                                                                 =========


     Exercise prices for options outstanding as of December 31, 1998, ranged from $0.008 to $8.00. The weighted-average remaining contractual life of these options is 6.6 years.

     As of December 31, 1997 and 1998, shares available under the Plan for future grants of options were 294,672 and 347,966, respectively.

                                FILM ROMAN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSC -- (CONTINUED)
                                DECEMBER 31, 1998

11.  RELATED PARTY TRANSACTIONS

     A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 1996, 1997 and 1998 amounted to $7,900, $12,350 and $0, respectively. A firm in which an outside director of the Company is a partner acts as a legal consultant to the Company and fees paid to that firm during 1996, 1997 and 1998 amounted to $91,000, $135,000 and $121,000, respectively. An outside director of the Company acts as a financial consultant to the Company and fees paid to that director during 1996, 1997 and 1998 amounted to $0, $145,000 and $0, respectively.