Form 10-Q
period 1999-03-31
FILM ROMAN INC
filed 1999-05-14
CIK 1013236

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         As of April 30, 1999, 8,524,190 shares of common stock, par value $.01 per share, were issued and outstanding.


================================================================================

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements..........................................   3

             Consolidated Balance Sheets as of December 31, 1998
               and March 31, 1999 (unaudited)............................   3

             Consolidated Statements of Operations for the
               Three Months Ended March 31, 1998 and
               March 31, 1999 (unaudited)................................   4

             Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and
               March 31, 1999 (unaudited)................................   5

             Notes to Consolidated Financial Statements..................   6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   7


                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K..............................  19


Signatures............................................................... S-1

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,       MARCH 31,
                                                                     1998              1999
                                                                  ------------    ------------
                                                                                   (UNAUDITED)
                                   ASSETS
Cash and cash equivalents .....................................   $ 11,287,386    $  9,426,701
Accounts receivable ...........................................      1,089,218         431,296
Film costs, net of accumulated amortization of
  $244,777,898 (1998) and $256,174,004 (1999) .................     20,903,771      20,259,605
Property and equipment, net of accumulated depreciation and
  amortization of $1,559,112 (1998) and $1,658,534 (1999) .....        979,090         904,478
Deposits and other assets .....................................        489,205         496,462
                                                                  ------------    ------------
Total Assets ..................................................   $ 34,748,670    $ 31,518,542
                                                                  ============    ============

                             LIABILITIES AND
                          STOCKHOLDERS' EQUITY

Accounts payable ..............................................   $    628,221    $    614,288
Accrued expenses ..............................................      2,350,695       2,344,363
Deferred revenue ..............................................     19,671,667      16,995,342
                                                                  ------------    ------------
Total liabilities .............................................     22,650,583      19,953,993


Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000
  shares authorized, none issued ..............................             --              --

Common stock, $.01 par value, 20,000,000 shares authorized,
  8,522,190 shares issued and outstanding in 1998 and 1999 ....         85,223          85,223

Additional paid-in capital ....................................     36,305,684      36,305,684

Accumulated deficit ...........................................    (24,292,820)    (24,826,358)
                                                                  ------------    ------------

Total stockholders' equity ....................................     12,098,087      11,564,549
                                                                  ------------    ------------

       Total liabilities and stockholders' equity .............   $ 34,748,670    $ 31,518,542
                                                                  ============    ============


                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                             1998           1999
                                                          ----------    -----------
Revenue ...............................................   $9,300,710    $12,289,912
Cost of revenue .......................................    8,968,795     11,396,106
Selling, general and administrative expenses ..........    1,305,069      1,536,025
                                                          ----------    -----------
Operating loss ........................................     (973,154)      (642,219)
Interest income .......................................      207,447        113,799
Loss before provision for income taxes ................     (765,707)      (528,420)
Provision for income taxes ............................         --            5,118
Net loss ..............................................   $ (765,707)   $  (533,538)
                                                          ==========    ===========
Net loss per common share basic & diluted .............   $    (0.09)   $     (0.06)
                                                          ==========    ===========
Weighted average number of shares outstanding
  basic and diluted ...................................    8,460,690      8,522,190
                                                          ==========    ===========


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ---------------------------
                                                                                 1998           1999
                                                                            -----------    ------------
OPERATING ACTIVITIES:
  Net loss ..............................................................   $  (765,707)   $   (533,538)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ....................................         53,139          99,421
      Amortization of film costs .......................................      8,968,795      11,396,106
  Changes in operating assets and liabilities:
      Accounts receivable ..............................................       (137,497)        657,922
      Film costs .......................................................     (6,440,232)    (10,751,940)
      Deposits and other assets ........................................       (188,258)         (7,256)
      Accounts payable .................................................       (641,301)        (13,933)
      Accrued expenses .................................................        156,564          (6,332)
      Deferred revenue .................................................       (457,960)     (2,676,326)
                                                                           ------------    ------------
      Net cash provided by (used in) operating activities ..............        547,543      (1,835,876)

INVESTING ACTIVITIES:
  Additions to property and equipment ..................................        (96,227)        (24,809)
                                                                           ------------    ------------
      Net cash used in investing activities ............................        (96,227)        (24,809)

FINANCING ACTIVITIES:
  Net cash used in financing activities ................................             --              --
  Net increase (decrease) in cash ......................................        451,316      (1,860,685)
  Cash and cash equivalents at beginning of period .....................     15,986,250      11,287,386
                                                                           ------------    ------------
  Cash and cash equivalents at end of period ...........................   $ 16,437,566    $  9,426,701
                                                                           ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest .........................................................   $         --    $         --
                                                                           ------------    ------------
      Income taxes .....................................................   $        800    $      1,600
                                                                           ============    ============


                             See accompanying notes

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

         Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation and Level 13 Entertainment, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1998 and 1999 and the cash flows for the three months ended March 31, 1998 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

         For the three months ended March 31, 1998 and 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - FILM COSTS

         The components of unamortized film costs consist of the following:

                                                  DECEMBER 31,      MARCH 31,
                                                     1998       1999 (UNAUDITED)
                                                  -----------   ---------------
Film productions released,
       net of amortization ....................   $ 4,185,682     $ 3,978,202
Film productions in process ...................    16,390,064      15,725,757
Film productions in development ...............       328,025         555,646
                                                  -----------     -----------
                                                  $20,903,771     $20,259,605
                                                  ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE", "PLAN", "SHOULD", "MAY" AND "PROJECTS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS, TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF THE COMPANY, THE 13 EPISODES OF "THE DOWNTOWNERS" ORDERED BY CASTLE ROCK ENTERTAINMENT AND TENTATIVELY SCHEDULED TO DEBUT ON THE WB NETWORK ("THE WB") DURING THE FALL 1999 SEASON AND THE TRANSFER OF PRODUCTION RESPONSIBILITY OF THE "FAMILY GUY" TO TWENTIETH CENTURY FOX TELEVISION; THE COMPANY'S FUTURE PRODUCTION AND DELIVERY SCHEDULE (INCLUDING THE NUMBER OF EPISODES OF PROGRAMMING TO BE PRODUCED AND DELIVERED DURING THE 1999-2000 TELEVISION SEASON); PLANS TO ENTER INTO NEW BUSINESS AREAS BEYOND THE COMPANY'S CORE BUSINESS OF ANIMATION TELEVISION PRODUCTION; THE COMPANY'S OBJECTIVES, PLANNED OR EXPECTED ACTIVITIES AND ANTICIPATED FINANCIAL PERFORMANCE AND LIQUIDITY. THESE FORWARD- LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" INCLUDED IN THIS REPORT AND IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. ACTUAL RESULTS COULD DIFFER FROM THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT MAKE PROJECTIONS OF ITS FUTURE OPERATING RESULTS AND UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GENERAL

     Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company, founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including BOBBY'S WORLD, THE SIMPSONS, KING OF THE HILL, THE MASK, BRUNO THE KID, C-BEAR AND JAMAL, THE TWISTED TALES OF FELIX THE CAT, MORTAL KOMBAT, GARFIELD & FRIENDS, THE CRITIC and most recently THE DOWNTOWNERS.

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

RECENT DEVELOPMENTS

     On May 13, 1999, Twentieth Century Fox Television and the Company announced that due to production differences, the companies have mutually agreed that Fox should take over animation responsibilities of FAMILY GUY effective June 1, 1999. Fox has decided to bring the animation in-house. The Company has agreed to work closely with Fox during the transition period. Through March 31, 1999, the Company substantially completed production of 15 episodes and delivered one completed episode of FAMILY GUY. The gross margin earned on the delivery of the FAMILY GUY episode in the first quarter of 1999 was not material to results of operations.

THE COMPANY'S 1999-2000 PRODUCTION SCHEDULE

     Historically, the Company's primary source of revenue has been the development and production of high quality, prime time and Saturday morning animated series.

     The market for television programming is composed primarily of the broadcast television networks (ABC, CBS, NBC, Fox, United Paramount Network and Warner Bros., a division of Time Warner Entertainment Company L.P.), syndicators of first-run programming (such as Columbia, Inc., and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as the Fox Family Channel).

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

     THE DOWNTOWNERS is a new half-hour, prime time television series which is scheduled to be broadcast in the fall of 1999 on The WB network. The Company is currently scheduled to produce 13 episodes of THE DOWNTOWNERS. THE DOWNTOWNERS is the first prime time animated comedy to focus on the lives of twenty-somethings and teens. THE DOWNTOWNERS explores the world of four diverse roommates who inhabit a downtown loft in a fictional big city. The Company is scheduled to produce 13 new episodes of THE DOWNTOWNERS for The WB during the 1999 fall season.

     In addition to the television series described above, the Company is currently in post production for one movie-of-the-week, JOHNNY TSUNAMI, for the Disney Channel, currently scheduled to air in July 1999. Through March 31, 1999, the Company completed production of one episode and substantially completed production of 14 episodes of FAMILY GUY for Twentieth Century Fox Television. The production for this series is scheduled to be transferred to Fox on June 1, 1999. The Company has in various stages of development a slate of proprietary animated programs, including prime time, Saturday morning, teen-oriented and feature film products.

     There can be no assurance that any of these programs will be relicensed for additional broadcast seasons through renewal of existing licenses or issuances of new licenses or, if so, licensed, that the terms of the license agreements will be as favorable to the Company as those of existing licenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Total revenue increased by 32%, or $3.0 million, to $12.3 million for the quarter ended March 31, 1999, from $9.3 million for the quarter ended March 31, 1998. Total revenue increased primarily because the Company delivered 18 episodes of programming in the first quarter of 1999 as compared to 14 episodes in the first quarter of 1998. Of these episodes, one was an episode of FAMILY GUY. The Company also substantially completed production of 14 episodes of FAMILY GUY for Fox during the first quarter of 1999. The Company is scheduled to transfer production of this series to Fox on June 1, 1999.

     The Company delivered 18 "fee-for-services" episodes during the quarter ended March 31, 1999, compared to 14 episodes in the comparable period in 1998. Fee-for-services revenue increased 41%, or $3.3 million, to $11.3 million for the quarter ended March 31, 1999, from $8.0 million in the comparable period in 1998 as a result of delivering more episodes and an increase in the license fee of episodes delivered.

     The Company delivered no "proprietary" episodes for the quarters ended March 31, 1999 and 1998. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 40%, or $0.2 million, to $0.3 million for the quarter ended March 31, 1999, from $0.5 million in 1998. This decrease was a result of lower international sales of the Company's proprietary programming in its library.

     Other revenue decreased to $0.7 million for the quarter ended March 31, 1999 compared to $0.8 million for the quarter ended March 31, 1998.

     Total cost of revenue increased by 27%, or $2.4 million, to $11.4 million for the quarter ended March 31, 1999, from $9.0 million for the quarter ended March 31, 1998. Total cost of revenue as a percentage of sales decreased 3% to 93% for the quarter ended March 31, 1999, from 96% in the comparable period in 1998 due to higher episodic margins.

     Total selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $0.2 million to $1.5 million from $1.3 million for the comparable period in 1998, due primarily to increased development costs offset by lower costs in the International and the Licensing and Merchandising Department.

     Operating loss was $0.6 million for the quarter ended March 31, 1999, as compared to a loss of $1.0 million for the quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash and short-term investments of approximately $9.4 million compared to $11.3 million at December 31, 1998. The Company's cash and short-term investment balances have continued to decline since December 31, 1998 and the Company expects to experience further declining balances during the remainder of fiscal 1999. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations , will nevertheless be sufficient to meet its cash requirements through the next 12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and direct-to-video films. In such a case, the Company may need to secure additional equity or debt financing prior to the end of fiscal 1999 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997 and fiscal 1998 make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies.

     For the three months ended March 31, 1999, net cash used for operating activities was $1,835,876 due to cash used in connection with film production activities and a decrease in deferred revenue, offset by cash generated in connection with a decrease in accounts receivable. For the three months ended March 31, 1999, net cash used for investing activities was $24,809 due to additions to property and equipment. No cash was used in financing activities for the first three months of 1999.

     The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 1999, the Company had a balance in its deferred revenue account of $17.0 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

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

     As of May 1, 1999, the priority assessment has been completed as it relates to the Company's computer systems and mission critical software systems as detailed below. Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc.) are outside the Company's control and correspondence inquiring as to Year 2000 compliance has been delivered to the principals of the building's property management, phone system suppliers, alarm system suppliers and communications service providers (i.e. MCI, Pacific
Bell). The results thus far indicate that the Company's internal alarm systems and communications systems are Year 2000 compliant. The concern now is whether or not incoming services are Year 2000 compliant. Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time. This contingency plan is scheduled to be drafted and implemented by mid-1999.

     Inventorying of potential Year 2000 systems is 100% complete overall within the Company and 100% complete in areas deemed critical.

     As of May 1, 1999, the main accounting system in use by the Company, Show Auditor, has been recoded to comply with Year 2000 issues and has been tested as compliant. Software changes have also been implemented within the Company's network servers, Human Resources division, International division and Legal division to meet Year 2000 compliance. Compliance is 99% completed at the desktop application level (word processing, spreadsheets and operating systems) at each of the Company's computer workstations. This has been accomplished by either installing the latest software patches, upgrading software or replacing software as necessary. The Company's communications systems are Year 2000 compliant as mentioned above; therefore, recoding or replacing is not necessary at this time. The Company has instituted a policy of buying only Year 2000 compliant computer systems and applications to assure that all new machines are Year 2000 compliant. Further, the Company acquired hardware technology from Micro2000, Inc. to insert into older computer systems to make them Year 2000 compliant at the hardware level. As of May 1, 1999, the Centurion Y2K hardware card has been tested and implemented. All infrastructure activities are expected to be completed by mid-1999.

     The Company expects to begin final testing on all internal Applications Software and hardware systems by May 31, 1999. The purpose of this phase is to assure that all Year 2000 compliance changes are in fact working as expected. This phase will also involve the installation of any last minute software patches as provided by software developers/manufacturers. Testing of Communications systems and Infrastructure systems will also occur at this time.

     The Company is involved in prioritizing non-computer-related systems to assess their potential impact to the Company's operations. These systems would include operations such as delivery services, materials suppliers, etc. A contingency plan to address any of these systems which prove to be critical to the Company's operations will be drafted by the Company and implemented by mid-1999.

COSTS:

     The total cost of the required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position and is estimated at approximately $100,000. This does not include the Company's potential share of Year 2000 costs that may be incurred by the Company by way of partnerships and joint ventures in which the Company participates but is not the controlling entity. Accordingly, the foreseeable costs arising from such third-party relationships cannot be determined at this time. The total amount expended on the Year 2000 Project through May 1, 1999 was $29,000 which was related to the cost to repair or replace software and related hardware problems.

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

     Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Risk Factors" in the Company's 10-K for the year ended December 31, 1998 and in this Report. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third-parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue may not affect its operations and business, or expose it to third-party liability.

RISKS FACTORS

    DEPENDENCE ON A LIMITED NUMBER OF TELEVISION PROGRAMS

     Our revenue has historically come from the production of a relatively small number of animated television programs. THE SIMPSONS, KING OF THE HILL, and THE MR. POTATO HEAD SHOW accounted for approximately 40%, 41% and 6%, respectively, of our total revenue for the year ended December 31, 1998. As audiences' tastes change frequently, we cannot assure you that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce. We currently enjoy limited profit participation and/or limited licensing and merchandising participation in KING OF THE HILL and THE DOWNTOWNERS. However, we cannot assure you that:

    o   those shows will remain on the air
    o   we will continue to produce them, or
    o   they will be sufficiently successful to generate participation to us

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

    IT IS POSSIBLE THAT OUR CURRENT PROGRAMS MAY NOT SUSTAIN THEIR POPULARITY AND OUR NEW PROGRAMS MAY NOT BECOME POPULAR

     We derive substantially all of our revenue from the production and distribution of animated television programs. Each production is an individual artistic work, and consumer reaction will determine its commercial success. We cannot assure you that we will be able to continue to create entertaining episodes for our existing programs or that we will be able to create new programs that are appealing to broadcasters. When advertisers decide whether to pay for advertising during a program's broadcast, they look closely at Nielsen ratings. Broadcasters also consider Nielsen ratings when deciding whether to renew a series or license a new series. Producers of syndicated programming, like us, often receive payments from syndicators based on a share of the revenue received from advertisers who advertise during a specific program. We try to develop and produce programming that will perform well in the Nielsen ratings system. Nielsen ratings for our programming depend on many factors beyond our control, including:

    o   audience reaction
    o   competing programming
    o   availability of alternative forms of entertainment
    o   time slots when aired
    o   critical reviews

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

    OUR REVENUES RESULT FROM SALES TO A LIMITED NUMBER OF MAJOR CUSTOMERS.

     During the year ended December 31, 1998, we derived approximately 80% and 5% of our net sales from our top two customers, Twentieth Television (a Division of Twentieth Century Fox) and Fox Kids Network. Neither of these customers is contractually obligated to continue to do business with us. On May 13, 1999, Twentieth Century Fox Television and we jointly announced that due to production differences, we mutually agreed that Fox should assume responsibility for the production of FAMILY GUY. We expect that the transfer will be effective June 1, 1999. In order to be successful, we must continue our relationships with our customers; we must continue to develop relationships with new customers; and our existing programs must continue to be broadcast. In the event our relationship with either of our top customers terminates, we could experience an adverse impact on our business.

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

    RISKS RELATED TO INTERNATIONAL OPERATIONS

         RISKS OF INTERNATIONAL BUSINESS GENERALLY. Part of our strategy involves our current and planned activities in a number of developing nations. There are many risks inherent in our international business activities. Our projects could be adversely affected by:

    o reversals or delays in the opening of foreign markets to new competitors;
    o   unexpected changes in regulatory requirements;
    o   export controls, tariffs and other barriers;
    o   currency fluctuations;
    o   investment policies;
    o   nationalization, expropriation and limitations on repatriation of cash;
        and
    o   social and political risks.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  10.1 Amendment to Employment Agreement dated December 17, 1998 between Film Roman California and Greg Arsenault

  27.1       Financial Data Schedule


(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1999


                                            FILM ROMAN, INC.




                                            By: /S/ DAVID PRITCHARD
                                                -----------------------------
                                                David Pritchard
                                                President and Chief Executive
                                                Officer and Director



                                            By: /S/ GREG ARSENAULT
                                                -----------------------------
                                                Greg Arsenault
                                                Senior Vice President -
                                                Finance and Administration