Form 10-Q
period 1999-06-30
FILM ROMAN INC
filed 1999-08-13
CIK 1013236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER 000-29642

                                FILM ROMAN,INC.
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

         As of July 30, 1999, 8,524,190 shares of common stock, par value $.01 per share, were issued and outstanding.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................................................   3

              Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)..............  3

              Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998
                  and June 30, 1999 (unaudited).............................................................   4

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and
                  June 30, 1999 (unaudited).................................................................   5

              Notes to Consolidated Financial Statements....................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................   7


                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders..............................................  19

Item 6.    Exhibits and Reports on Form 8-K.................................................................  20

Signatures.................................................................................................. S-1

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                                FILM ROMAN, INC.

                                                                                   DECEMBER 31,            JUNE 30,
                                                                                      1998                   1999
                                                                               ----------------         --------------
                                                                                                          (UNAUDITED)
    ASSETS

    Cash and cash equivalents........................................               $11,287,386            $ 8,520,154
    Accounts receivable..............................................                 1,089,218                869,793
    Film costs, net of accumulated amortization of $244,777,898 (1998) and
      $270,176,450 (1999)............................................                20,903,771             17,910,178
    Property and equipment, net of accumulated depreciation and
    amortization of $1,559,112 (1998) and $1,766,374  (1999).........                   979,090                963,392
    Deposits and other assets........................................                   489,205                565,312
                                                                                    -----------          -------------

    Total Assets.....................................................               $34,748,670            $28,828,829
                                                                                    ===========            ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable.................................................             $     628,221            $   625,967
    Accrued expenses.................................................                 2,350,695              2,478,746
    Deferred revenue.................................................                19,671,667             14,422,922
                                                                                   ------------             ----------

    Total liabilities................................................                22,650,583             17,527,635


    Stockholders' equity:

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
           none issued...............................................                        --                     --

    Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,522,190 shares issued and outstanding at December 31, 1998 and
      8,524,190 shares issued and outstanding at June 30, 1999.......                    85,223                 85,243

    Additional paid-in capital.......................................                36,305,684             36,308,524

    Accumulated deficit..............................................               (24,292,820)           (25,092,573)
                                                                                   ------------            ------------

    Total stockholders' equity ......................................                12,098,087             11,301,194
                                                                                  -------------             ----------

    Total liabilities and stockholders' equity ......................               $34,748,670            $28,828,829
                                                                                    ===========            ===========




                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                            ----------                    ---------
                                       1998            1999            1998            1999
                                   ------------    ------------    ------------    -----------
Revenue ........................   $  8,057,408    $ 15,163,017    $ 17,358,118    $ 27,452,929
Cost of revenue ................      7,620,311      14,002,446      16,589,106      25,398,552
Selling, general and
  administrative expenses ......      1,332,623       1,531,484       2,637,692       3,067,509
                                   ------------    ------------    ------------    ------------
Operating loss .................       (895,526)       (370,913)     (1,868,680)     (1,013,132)
Interest income ................        177,087         104,835         384,534         218,634
Loss before provision for income
  taxes ........................            ---        (266,078)            ---        (794,498)
Provision for income taxes .....            ---             137             ---           5,255
Net loss .......................   $   (718,439)   $   (266,215)   $ (1,484,146)   $   (799,753)
                                   ============    ============    ============    ============
Net loss per common share basic
   and diluted .................   $      (0.08)   $      (0.03)   $      (0.17)   $      (0.09)
                                   ============    ============    ============    ============

Weighted average number of .....
  shares outstanding basic and
   diluted .....................      8,522,190       8,523,838       8,491,610       8,523,010
                                   ============    ============    ============    ============



                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  1998           1999
                                                                              -----------     -----------
OPERATING ACTIVITIES:
      Net loss ...........................................................   $ (1,484,146)   $   (799,753)
      Adjustments to reconcile net loss to net cash  provided by operating activities:
          Depreciation and amortization ..................................        138,463         207,262
          Amortization of film costs .....................................     16,589,106      25,398,552
      Changes in operating assets and liabilities:
      Accounts receivable ................................................         95,890         219,425
      Film costs .........................................................    (17,093,140)    (22,404,959)
      Deposits and other assets ..........................................         12,404         (76,107)
      Accounts payable ...................................................       (493,571)         (2,254)
      Accrued expenses ...................................................         49,563         128,051
      Deferred revenue ...................................................        902,813      (5,248,745)
                                                                              -----------    ------------
          Net cash used in operating activities ..........................     (1,282,618)     (2,578,528)
INVESTING ACTIVITIES:
      Additions to property and equipment ................................       (402,316)       (191,564)
                                                                              -----------    ------------
          Net cash used in investing activities ..........................       (402,316)       (191,564)
FINANCING ACTIVITIES:
      Options exercised ..................................................            675           2,860
                                                                              -----------    ------------
          Net cash provided by financing activities ......................            675           2,860
      Net decrease in cash ...............................................     (1,684,259)     (2,767,232)
                                                                              -----------    ------------
      Cash and cash equivalents at beginning of period ...................     15,986,250      11,287,386
      Cash and cash equivalents at end of period .........................   $ 14,301,991    $  8,520,154
                                                                              ===========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
          Interest .......................................................   $        --     $        --
                                                                              -----------    ------------
          Income taxes ...................................................   $        --     $        --
                                                                              -----------    ------------



                             See accompanying notes.

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - BASIS OF PRESENTATION

         Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1998 and 1999 and the cash flows for the six months ended June 30, 1998 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - NET LOSS PER COMMON SHARE

         For the three months and the six months ended June 30, 1998 and 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - FILM COSTS

       The components of unamortized film costs consist of the following:

                                                         DECEMBER 31,         JUNE 30,
                                                            1998                1999
                                                        -------------      -------------
                                                                            (UNAUDITED)
Film productions released, net of amortization......      $ 4,185,682       $ 4,016,330
Film productions in process.........................       16,390,064        13,132,601
Film productions in development.....................          328,025           761,247
                                                        -------------       -----------
                                                          $20,903,771       $17,910,178


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE", "PLAN", "SHOULD", "MAY" AND "PROJECTS" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS, TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF THE COMPANY, THE 13 EPISODES OF "MISSION HILL" ORDERED BY CASTLE ROCK ENTERTAINMENT AND TENTATIVELY SCHEDULED TO DEBUT ON THE WB NETWORK ("THE WB") DURING THE FALL 1999 SEASON; THE COMPANY'S FUTURE PRODUCTION AND DELIVERY SCHEDULE (INCLUDING THE NUMBER OF EPISODES OF PROGRAMMING TO BE PRODUCED AND DELIVERED DURING THE 1999-2000 TELEVISION SEASON); PLANS TO ENTER INTO NEW BUSINESS AREAS BEYOND THE COMPANY'S CORE BUSINESS OF ANIMATION TELEVISION PRODUCTION; THE COMPANY'S OBJECTIVES, PLANNED OR EXPECTED ACTIVITIES AND ANTICIPATED FINANCIAL PERFORMANCE AND LIQUIDITY. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" INCLUDED IN THIS REPORT AND IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. ACTUAL RESULTS COULD DIFFER FROM THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT MAKE PROJECTIONS OF ITS FUTURE OPERATING RESULTS AND UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GENERAL

         Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company, founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including BOBBY'S WORLD, THE SIMPSONS, KING OF THE HILL, THE MASK, BRUNO THE KID, C-BEAR AND JAMAL, THE TWISTED TALES OF FELIX THE CAT, MORTAL KOMBAT, GARFIELD & FRIENDS, THE CRITIC and most recently MISSION HILL. In the past year, the Company has expanded its feature motion picture development efforts.

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

         The Company is currently seeking to enter into new business areas beyond its core business of animation television production such as live action television production, feature film production (both live action and animation), computer generated animation, internet investments and direct-to-video production (both live action and animation) and alternative forms of distribution. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation or film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct- to-video productions or that, if produced, such productions will be profitable.

THE COMPANY'S 1999-2000 PRODUCTION SCHEDULE

         Historically, the Company's primary source of revenue has been the development and production of high quality, prime time and Saturday morning animated series.

         The market for television programming is comprised primarily of the broadcast television networks (ABC, CBS, NBC, Fox, United Paramount Network and The WB, a division of Time Warner Entertainment Company L.P.), syndicators of first-run programming (such as Columbia, Inc., and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as the Fox Family Channel).

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

         MISSION HILL is a new half-hour, prime time television series which is scheduled to begin broadcast in the fall of 1999 on The WB network. The Company is currently scheduled to produce 13 episodes of MISSION HILL. MISSION HILL is the first prime time animated comedy to focus on the lives of twenty-somethings and teens. MISSION HILL explores the world of four diverse roommates who inhabit a downtown loft in a fictional big city. The Company is scheduled to produce 13 new episodes of MISSION HILL for The WB during the 1999 fall season.

         In addition to the television series described above, the Company delivered a movie-of-the-week, JOHNNY TSUNAMI, for the Disney Channel. Through June 3, 1999, the Company completed production of one episode and substantially completed production of 15 episodes of FAMILY GUY for Twentieth Century Fox Television. The production for this series was transferred to Fox on June 1, 1999. The Company has in various stages of development a slate of proprietary animated programs, including prime time, Saturday morning, teen-oriented and feature film products.

         There can be no assurance that any of these programs will be relicensed for additional broadcast seasons through renewal of existing licenses or issuances of new licenses or, if so, licensed, that the terms of the license agreements will be as favorable to the Company as those of existing licenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Total revenue increased by 88%, or $7.1 million, to $15.2 million for the three months ended June 30, 1999, from $8.1 million for the comparable period in the prior year. Total revenue increased primarily because of an increase in "fee-for-services" revenue.

         The Company delivered 27 "fee-for-services" episodes during the three months ended June 30, 1999, compared to 11 episodes in the comparable period in 1998. Fee-for-services revenue increased 120%, or $7.8 million, to $14.3 million for the three months ended June 30, 1999, from $6.5 million during the comparable period in 1998.

         The Company delivered no "proprietary" episodes during the three months ended June 30, 1999 or 1998. "Proprietary revenue" consists of revenue derived from license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. The Company earned no proprietary revenue during the three months ended June 30, 1999 as compared to $0.4 million in the comparable three month period in 1998. This decrease was a result of lower international sales of the Company's proprietary programming in its library.

         Other revenue decreased by approximately $0.3 million during the three months ended June 30, 1999, as compared to the same period of the prior year, due primarily to a combined decrease in revenue of approximately $0.7 million from commercials and specials partially offset by an increase of approximately $0.4 million in revenue generated by the Company's creative services division and the Company's live action unit.

         Total cost of revenue increased by 84%, or $6.4 million, to $14.0 million for the three months ended June 30, 1999, from $7.6 million for the three months ended June 30, 1998. Total cost of revenue, as a percentage of sales, decreased by 3% to 92%, primarily due to higher fee-for-service margins.

         Total selling, general and administrative expenses for the three months ended June 30, 1999 increased by $0.2 million to $1.5 million from $1.3 million for the comparable period in 1998, due primarily to increased development costs resulting from the development of live action programming and feature film development.

         Operating loss was $0.4 million for the three months ended June 30, 1999, as compared to a loss of $0.9 million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total revenue increased by 58%, or $10.1 million, to $27.5 million for the six months ended June 30, 1999, from $17.4 million for the comparable period in the prior year. Total revenue increased primarily because the Company delivered significantly more episodes of programming in the first six months of 1999 as compared to the first six months of 1998.

         The Company delivered 45 "fee-for-services" episodes during the six months ended June 30, 1999, compared to 25 episodes in the comparable period in 1998. Fee-for-services revenue increased 76%, or $11.1 million, to $25.7 million for the six months ended June 30, 1999, from $14.6 million during the comparable period in 1998.

         The Company delivered no "proprietary" episodes during the six months ended June 30, 1999 or 1998. "Proprietary" revenue decreased by 67% or $0.6 million, to $0.3 million for the six months ended June 30, 1999, from $0.9 million in the comparable six month period in 1998. This decrease was a result of lower international sales of the Company's proprietary programming in its library.

         Other revenue decreased by approximately $0.3 million during the six months ended June 30, 1999, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $0.8 million in revenue from the Company's participation in net profits from certain of its fee-for-services series and revenue from commercials and specials. This decrease was offset by an increase of $0.5 million in revenue generated by the Company's creative services division and the Company's live action unit.

         Total cost of revenue decreased by 53%, or $8.8 million, to $25.4 million for the six months ended June 30, 1999, from $16.6 million for the six months ended June 30, 1998. Total cost of revenue, as a percentage of sales, decreased by 3% to 93%, primarily due to higher fee-for-service margins.

         Total selling, general and administrative expenses for the six months ended June 30, 1999 increased by $0.5 million to $3.1 million from $2.6 million for the comparable period in 1998, due primarily to increased costs in the development department offset by lower costs in the International Department and the Licensing and Merchandising Department.

         Operating loss was $1.0 million for the six months ended June 30, 1999, as compared to a loss of $1.9 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and short-term investments of approximately $8.5 million compared to $11.3 million at December 31, 1998. The Company's cash and short-term investment balances have continued to decline since December 31, 1998 and the Company expects to experience further declining balances during the remainder of fiscal 1999. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and internet investments. In such a case, the Company may need to secure additional equity or debt financing prior to the end of fiscal 1999 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the losses in fiscal 1997 and fiscal 1998 make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies.

         For the six months ended June 30, 1999, net cash used for operating activities was $2.6 million due to cash used in connection with film production activities, and a decrease in deferred revenue offset by cash generated in connection with a decrease in accounts receivable. For the six months ended June 30, 1999, net cash used for investing activities was $0.2 million due to additions to property and equipment. For the six months ended June 30, 1999, cash generated in financing activities was $2,860 from options exercised.

         The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 1999, the Company had a balance in its deferred revenue account of $14.4 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

IMPACT OF YEAR 2000

GENERAL OVERVIEW:

         The Company's Year 2000 Project is currently proceeding on schedule. The Company began its assessment in the Spring of 1998 in response to a need to address the issue of older computer programs and embedded computer chips' inability to distinguish between the year 1900 and the year 2000. Critical programs were written to use two digits rather than four digits to define the applicable year. As a result, those programs have time-sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000. This programming method could cause a system failure or miscalculation which could cause the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The assessment project schedule to be Year 2000 compliant by mid-1999 in all areas within the Company has been met. All internal areas deemed critical with potential to affect the Company's ability to do business (i.e. Computer Server Room, Finance, Human Resources, Legal) are Year 2000 compliant at this time. The Company is currently in the process of determining the Year 2000 compliance level of any and all external partners with the potential to affect the Company's ability to do business as of January 1, 2000. This process is scheduled to be completed by the end of the third quarter of 1999.

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

         As of August 1, 1999, the priority assessment has been completed as it relates to the Company's computer systems. Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc.) are outside the Company's control and correspondence inquiring as to Year 2000 compliance has been delivered to the principals of the building's property management, phone system suppliers, alarm system suppliers and communications service providers (i.e. MCI, Pacific Bell). The Company has received assurances indicating that the Company's internal alarm systems and communications systems are Year 2000 compliant. The concern now is whether or not incoming services are Year 2000 compliant. Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time. This contingency plan is scheduled to be implemented by the end of the third-quarter 1999.

         Inventorying of potential Year 2000 systems is 100% completed. As of August 1, 1999, the main accounting system in use by the Company, Show Auditor, has been recoded to comply with Year 2000 issues and has been tested as compliant. Software changes have also been implemented within the Company's network servers, Human Resources division, International Division and Legal divisions to meet Year 2000 compliance. Compliance is also about 100% completed at the desktop application level (word processing, spreadsheets and operating systems) at each of the Company's computer workstations. This has been accomplished by either installing the latest software patches, upgrading software or replacing software as necessary. The Company's Communications systems are Year 2000 compliant as mentioned above; therefore, recoding or replacing is not necessary at this time. The Company has instituted a policy of buying only Year 2000 compliant computer systems and applications to assure that all new machines are Year 2000 compliant. Further, the Company acquired hardware technology from Micro2000, Inc. to insert into older computer systems to make them Year 2000 compliant at the hardware level. As of August 1, 1999, the Centurion Y2K hardware card has been tested and implemented. All Infrastructure activities are completed as of August 1, 1999.

         The Company has implemented a policy of periodic checking/testing of all internal applications software and hardware systems until the Year 2000. The purpose of this phase is to assure that all Year 2000 compliance changes continue working as expected. This phase will also involve the installation of any last minute software patches as provided by software developers/manufacturers. Further the Company is in the process of installing software onto the Company's computers that will disable the capability of users to load any potential non-Y2K compliant software being loaded onto their desktops without prior screening by the Information Technologies division for Year 2000 issues. This process is scheduled to be completed by the end of the third-quarter 1999.

         The Company is involved in prioritizing non-computer-related systems to assess their potential impact to the Company's operations. These systems would include operations such as delivery services, materials suppliers, etc. A contingency plan to address any of these systems which prove to be critical to the Company's operations will be implemented by the end of the third quarter 1999.

COSTS:

         The total cost of the required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position and is estimated at approximately $100,000. This does not include the Company's potential share of Year 2000 costs that may be incurred by the Company by way of partnerships and joint ventures in which the Company participates but is not the controlling entity. Accordingly, the foreseeable costs arising from such third-party relationships cannot be determined at this time. The total amount expended on the Year 2000 Project through August 1, 1999 was $25,000 solely related to the cost to repair or replace software and related hardware problems.

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

         Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in this Report. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third-parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue may not affect its operations and business, or expose it to third-party liability.

RISK FACTORS

     DEPENDENCE ON A LIMITED NUMBER OF TELEVISION PROGRAMS

     Our revenue has historically come from the production of a relatively small number of animated television programs. THE SIMPSONS, KING OF THE HILL, and THE MR. POTATO HEAD SHOW accounted for approximately 40%, 41% and 6%, respectively, of our total revenue for the year ended December 31, 1998. As audiences' tastes change frequently, we cannot assure you that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce such programs. We currently enjoy limited profit participation and/or limited licensing and merchandising participation in KING OF THE HILL and MISSION HILL. However, we cannot assure you that:

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

     OUR REVENUES RESULT FROM SALES TO A LIMITED NUMBER OF MAJOR CUSTOMERS.

     During the year ended December 31, 1998, we derived approximately 80% and 5% of our net sales from our top two customers, Twentieth Century Fox Television (a Division of Twentieth Century Fox) and Fox Kids Network. Neither of these customers is contractually obligated to continue to do business with us. On May 13, 1999, Twentieth Century Fox Television and we jointly announced that due to production differences, we mutually agreed that Fox should assume responsibility for the production of FAMILY GUY. The transfer was effective June 1, 1999. In order to be successful, we must continue our relationships with our customers; we must continue to develop relationships with new customers; and our existing programs must continue to be broadcast. In the event our relationship with either of our top customers terminates, we could experience an adverse impact on our business.

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

     RISKS RELATED TO INTERNATIONAL OPERATIONS

           RISKS OF INTERNATIONAL BUSINESS GENERALLY. Part of our strategy involves our current and planned activities in a number of developing nations. There are many risks inherent in our international business activities.
Our projects could be adversely affected by:

     o reversals or delays in the opening of foreign markets to new competitors;
     o      unexpected changes in regulatory requirements;
     o      export controls, tariffs and other barriers;
     o      currency fluctuations;
     o      investment policies;
     o nationalization, expropriation and limitations on repatriation of cash, and
     o      social and political risks.

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

    RISKS ASSOCIATED WITH POSSIBLE NEW BUSINESSES

     Due in part to the recent changes in the television industry described in this Report, we have made, and intend to continue to make a substantial commitment to new business areas beyond our core business of animation television production. We have begun live action television production, feature film development with the expectation of production (both live action and animation), internet investments and direct-to-video production (both live action and animation). Some of this production may be on a "fee-for-services" or a "proprietary" basis. The television, feature film and direct-to- video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. In addition, we are evaluating entering the Internet distribution market through the Level 13 branded animation destination. This is a new business for us that may require that we use significant resources in an effort that may not be successful. Therefore, there is a substantial risk that our projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized. Although we intend to limit the risks of production through co-production, pre-sale financing and/or distribution arrangements, we will likely be unable to limit all of the financial risk of a television production, feature film or direct-to-video release. In addition, because the success of a television production, feature film or direct-to-video release, and Internet distribution depends upon consumer taste and critical response, as well as public awareness and the successful distribution of a production, we cannot predict the level of marketing, promotional and distribution activities and expenses necessary in any particular instance. Moreover, we have no history of developing, producing, or distributing live action television or film productions, or with exhibition over the Internet and we cannot assure you that we can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production that are described in this Report, as well as additional risks inherent to live action that are outside of our control, including the risk of work stoppage or strike, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting to film at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. We cannot be sure that we will produce any live action television or film projects or that, if produced, that such projects will be profitable. The World Wide Web is an evolving marketplace, and we cannot predict consumer taste or the underlying technology. Likewise, we cannot assure you that we will be successful should we decide to promote Level 13 as an independent animation destination/network.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Stockholders of the Company was held on June 16, 1999. The following matters were submitted to stockholders for a vote:

 1. Election of Dixon Q. Dern as a Class III director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                                Shares Voted

        FOR                                         WITHHELD AUTHORITY
        8,139,428                                   64,970

         Election of James M. McNamara as a Class III director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                                Shares Voted

        FOR                                         WITHHELD AUTHORITY
        8,139,428                                   64,970

         Election of Daniel D. Villanueva as a Class III director to serve until the 2001 annual meeting of stockholders or until his successor is elected and has qualified.

                                Shares Voted

        FOR                                         WITHHELD AUTHORITY
        8,139,428                                   64,970

         In addition, Messrs. David Pritchard, Peter Mainstain,
         Dennis Draper and Robert Cresci continue to serve as directors of the Company.

 2.      To approve a Second Amendment to the Company's 1996
         Stock Option Plan, as amended, to increase the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 1,750,000 shares to 2, 100,000 shares.

                                Shares Voted

        FOR                     AGAINST           ABSTENTIONS        UNVOTED
        6,020,016               88,385            1,300              2,094,697

 3.      To approve the Company's 1999 Non-Employee Directors
         Stock Option Plan.

                                Shares Voted

        FOR                     AGAINST           ABSTENTIONS        UNVOTED
        6,059,216               41,585            8,900              2,094,697

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
 27        FINANCIAL DATA SCHEDULE


(B)      REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August   , 1999


                                       FILM ROMAN, INC.




                                       By: /S/ DAVID PRITCHARD
                                           -----------------------------------
                                           David Pritchard
                                           President and Chief Executive Officer



                                       By: /S/ GREG ARSENAULT
                                           -----------------------------------
                                           Greg Arsenault
                                           Senior Vice President -
                                           Finance and Administration