Form 10-Q
period 1999-09-30
FILM ROMAN INC
filed 1999-11-15
CIK 1013236

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                      OR

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

     As of November 12, 1999, 8,524,190 shares of common stock, par value $.01 per share, were issued and outstanding.

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................................................    3

              Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999
              (unaudited)..................................................................................    3

              Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 1998 and September 30, 1999 (unaudited)........................................    4

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
              1998
              and September 30, 1999 (unaudited)...........................................................    5

              Notes to Consolidated Financial Statements...................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................................    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................   19


                          PART II.  OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.............................................................   20


Signatures.................................................................................................   21

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            September 31,
                                                                                       1998                   1999
                                                                                   ------------            -------------
                                                                                                           (unaudited)
    ASSETS
    Cash and cash equivalents...................................................    $11,287,386              $5,566,983
    Accounts receivable.........................................................      1,089,218                 796,168
    Film costs, net of accumulated amortization of $244,777,898 (1998)
    and $274,147,382 (1999).....................................................     20,903,771              27,529,235
    Property and equipment, net of accumulated depreciation and
    amortization of $1,559,112 (1998) and $1,882,376 (1999).....................        979,090                 893,840
    Deposits and other assets...................................................        489,205                 581,536
                                                                                   ------------            ------------

    Total Assets................................................................    $34,748,670             $35,367,762
                                                                                   ============            ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable............................................................    $   628,221             $ 1,022,435
    Accrued expenses............................................................      2,350,695               2,650,984
    Deferred revenue............................................................     19,671,667              22,352,920
                                                                                   ------------            ------------

    Total liabilities...........................................................     22,650,583              26,026,339


    Stockholders' equity

    Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
           none issued..........................................................             --                      --

    Common stock, $0.01 par value, 20,000,000 shares authorized, 8,522,190 shares issued and outstanding (1998) and
           8,524,190 shares issued and outstanding  (1999)......................         85,223                  85,243

    Additional paid-in capital..................................................     36,305,684              36,308,524

    Accumulated deficit.........................................................    (24,292,820)            (27,052,344)
                                                                                   ------------            ------------


                  Total stockholders' equity ...................................     12,098,087               9,341,423
                                                                                   ------------            ------------

                  Total liabilities and stockholders' equity ...................    $34,748,670             $35,367,762
                                                                                   ============            ============

                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months ended                       Nine Months ended
                                                    September 30,                            September 30,
                                          ---------------------------------       ---------------------------------
                                              1998                 1999              1998                  1999
                                          ------------         ------------       ------------         ------------
Revenue.................................   $ 5,273,605          $ 3,630,045         22,631,723           31,082,974

Cost of revenue.........................     6,119,261            3,970,932         22,708,367           29,369,484
Selling, general and
  administrative expenses...............     1,784,148            1,692,342          4,421,840            4,759,851
                                           -----------          -----------       ------------         ------------

Operating loss..........................    (2,629,804)          (2,033,229)        (4,498,484)          (3,046,361)
Interest income.........................       166,316               79,051            550,850              297,685
Loss before provision for income
taxes...................................    (2,463,488)          (1,954,178)        (3,947,634)          (2,748,676)
Provision for income taxes..............                              5,594                                  10,849

Net loss................................   $(2,463,488)         $(1,959,772)      $ (3,947,634)        $ (2,759,525)
                                           ===========          ===========       ============         ============

Net loss per share basic and
 diluted................................   $     (0.29)         $     (0.23)      $      (0.46)        $      (0.32)
                                           ===========          ===========       ============         ============
Weighted average number of
 shares outstanding basic and
 diluted................................     8,522,190            8,524,190          8,501,915            8,523,405
                                           ===========          ===========       ============         ============

                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Nine Months ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                        1998                 1999
                                                                                    ------------         ------------
Operating activities:
Net loss..........................................................................  $ (3,947,634)        $ (2,759,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.....................................................       262,637              323,264
Amortization of film costs........................................................    22,708,367           29,369,484
Changes in operating assets and liabilities:
  Accounts receivable.............................................................       288,640              293,050
  Film costs......................................................................   (27,523,674)         (35,994,948)
  Deposits and other assets.......................................................        54,775              (92,330)
  Accounts payable................................................................      (448,799)             394,214
  Accrued expenses................................................................       493,713              300,289
  Deferred revenue................................................................     5,299,371            2,681,253
                                                                                    ------------         ------------
  Net cash used in operating activities...........................................    (2,812,604)          (5,485,249)
Investing activities:
Additions to property and equipment...............................................      (763,664)            (238,014)
                                                                                    -------------        ------------
Net cash used in investing activities.............................................      (763,664)            (238,014)
Financing activities:
Options Exercised.................................................................           675                2,860
                                                                                    ------------         ------------
Net cash provided by financing activities.........................................           675                2,860
Net decrease in cash..............................................................    (3,575,593)          (5,720,403)
                                                                                    ------------         ------------
Cash and cash equivalents at beginning of period..................................    15,986,250           11,287,386
Cash and cash equivalents at end of period........................................  $ 12,410,657         $  5,566,983
                                                                                    ============         ============
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest......................................................................  $         --         $         --
                                                                                    ------------         ------------
    Income taxes..................................................................  $         --         $         --
                                                                                    ------------         ------------

                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

        Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc. a Delaware corporation and Level 13 Entertainment, Inc., A Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1998 and 1999, and the cash flows for the nine months ended September 30, 1998 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

        For the three months and the nine months ended September 30, 1998 and 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - Film Costs

        The components of unamortized film costs consist of the following:

                                        December 31, 1998    September 30, 1999
                                        -----------------       (Unaudited)
                                                                -----------
Film productions released,
 net of amortization..................        $ 4,185,682          $ 3,530,507
Film productions in process...........         16,390,064           22,795,241
Film productions in development.......            328,025            1,203,487
                                              -----------           ----------
                                              $20,903,771          $27,529,235
                                              ===========           ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "should", "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company, the 13 episodes of "Mission Hill" ordered by Castle Rock Entertainment; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 1999-2000 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risk Factors" included in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

        Film Roman, Inc., a Delaware corporation (the "Company"), develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company's primary operating subsidiary, which was founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including Bobby's World, The Simpsons, King of the Hill, The Mask, BRUNO the Kid, C-Bear and Jamal, The Twisted Tales of Felix the Cat, Mortal Kombat, Garfield & Friends, The Critic and most recently Mission Hill.

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

        The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and fees from producing programs for third parties. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

        The Company is currently seeking to enter, or has entered, into new business areas beyond its core business of animated television production such as live action television production, feature film production (both live action and animation), computer generated animation, internet investments and direct-to-video and alternative forms of distribution. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as the personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk. Further, the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation or film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

Board of Directors Vacancies

        James McNamara resigned from the Company's Board of Directors on September 24, 1999. Mr. McNamara was recently appointed as President of Telemundo Network Group, LLC. On September 29, 1999 Dennis Draper also resigned from the Board of Directors. Mr. Draper was recently appointed Vice Dean of the University of Southern California's School of Business. Both Mr. McNamara and Dr. Draper advised the Company that their new appointments would prevent them from devoting sufficient time and energy to their positions as members of the Board of Directors. The Company is currently engaged in efforts to fill these positions.

The Company's 1999-2000 Production Schedule

        Historically, the Company's primary source of revenue has been the development and production of high quality, prime time and Saturday morning animated series.

        The market for television programming is comprised primarily of the broadcast television networks (ABC, CBS, NBC, Fox, United Paramount Network ("UPN") and the WB network, a division of Time Warner Entertainment Company L.P.), syndicators of first-run programming (such as Columbia, Inc., and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as the Fox Family Channel).

        For the 1998-1999 broadcast season, the Company produced 24 episodes of King of the Hill, 23 episodes of The Simpsons and 13 episodes of The Mr. Potato Head Show for the Fox Broadcasting Company. The Company is currently scheduled to produce the following programming for the 1999-2000 broadcast season:

        The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its eleventh season and now the longest-running prime time animated series in television history, The Simpsons has been honored with a Peabody Award, 15 Emmy Awards, seven Annie Awards, three Genesis Awards, three International Monitor Awards and three Environmental Media Awards, among numerous other nods. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

        Mission Hill is a new half-hour, prime time television series which began broadcast in the fall of 1999 on the WB network. The Company is currently scheduled to produce 13 episodes of Mission Hill. Mission Hill is the first prime time animated comedy to focus on the lives of twenty-somethings and teens. Mission Hill explores the world of four diverse roommates who inhabit a downtown loft in a fictional big city.

        In addition to the television series described above, the Company delivered a movie-of-the-week, Johnny Tsunami, for the Disney Channel. On June 1, 1999, the production for Family Guy was transferred to Twentieth Century Fox. Through June 1, 1999, the Company had completed production of one episode and substantially completed production of 15 episodes of this series for Fox. The Company has a slate of proprietary animated programs, including prime time, Saturday morning, teen-oriented and feature film products, in various stages of development.

        There can be no assurance that any of these programs will be relicensed for additional broadcast seasons through renewal of existing licenses or issued new licenses or, if so licensed, that the terms of the license agreements will be as favorable to the Company as those of existing licenses.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

        Total revenue decreased by 32%, or $1.7 million, to $3.6 million for the three months ended September 30, 1999, from $5.3 million for the comparable period in the prior year. Total revenue decreased primarily because the Company delivered fewer prime time fee-for-services episodes and fewer "proprietary" episodes during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

        The Company delivered four "fee-for-services" episodes during the three months ended September 30, 1999, compared to six episodes in the comparable period in 1998. Fee-for-services revenue decreased 28%, or $1.1 million, to $2.5 million for the three months ended September 30, 1999, from $3.6 million during the comparable period in 1998.

        The Company delivered no "proprietary" episodes during the three months ended September 30, 1999 compared to five episodes in the comparable period in 1998. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 60% or $0.6 million, to $0.4 million for the three months ended September 30, 1999, from $1.0 million in the comparable three month period in 1998.

        Other revenue remained constant at $0.6 million during the three months ended September 30, 1999, and 1998.

        Total cost of revenue decreased by 34%, or $2.1 million, to $4.0 million for the three months ended September 30, 1999, from $6.1 million for the three months ended September 30, 1998. Total cost of revenue, as a percentage of sales, decreased by 4% to 111%, primarily because the costs for the three month period ended September 30, 1998 included a larger write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming, which was partially offset by spending on the Company's internet investment, "Level 13".

        Total selling, general and administrative expenses for the three months ended September 30, 1999 decreased by $0.1 million to $1.7 million from $1.8 million for the comparable period in 1998, due primarily to lower general and administrative costs.

        Operating loss was $2.0 million for the three months ended September 30, 1999, as compared to a loss of $2.6 million for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        Total revenue increased by 38%, or $8.5 million, to $31.1 million for the nine months ended September 30, 1999, from $22.6 million for the comparable period in the prior year. Total revenue increased because the Company delivered significantly more episodes of programming in the first nine months of 1999 as compared to the first nine months of 1998. The Company delivered a total of 49 episodes of programming for the nine months ended September 30, 1999, as compared to 36 episodes for the nine months ended September 30, 1998.

        The Company delivered 49 "fee-for-services" episodes during the nine months ended September 30, 1999, compared to 31 episodes in the comparable period in 1998. Fee-for-services revenue increased 55%, or $10.0 million, to $28.2 million for the nine months ended September 30, 1999, from $18.2 million during the comparable period in 1998.

        The Company delivered no "proprietary" episodes during the nine months ended September 30, 1999 compared to five episodes delivered during the comparable period for 1998. "Proprietary" revenue decreased by 63% or $1.2 million, to $0.7 million for the nine months ended September 30, 1999, from $1.9 million in the comparable nine month period in 1998.

        Other revenue decreased by approximately $0.3 million during the nine months ended September 30, 1999, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $0.7 million in revenue from the Company's participation in net profits from certain of its fee-for-services series, and revenue from commercials and specials. This decrease was offset by an increase in revenue of approximately $0.4 million generated by the Company's creative services division and live action division.

        Total cost of revenue increased by 30%, or $6.7 million, to $29.4 million for the nine months ended September 30, 1999, from $22.7 million for the nine months ended September 30, 1998. Total cost of revenue, as a percentage of sales, decreased by 5% to 95%, primarily due to higher fee-for-service margin, and because the costs for the nine month period ended September 30, 1998, included a larger write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming, which was partially offset by spending on the Company's internet investment, "Level 13".

        Total selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $0.4 million to $4.8 million from $4.4 million for the comparable period in 1998, due primarily to increased development costs resulting from the development of live action programming, feature film programming and new animation programming partially offset by lower costs in licensing and merchandising and international distribution.

        Operating loss was $3.0 million for the nine months ended September 30, 1999, as compared to a loss of $4.5 million for the nine months ended September 30, 1998.

Subsequent Events

        On October 4, 1999, the Company announced that it had determined not to continue the employment relationship of David Pritchard, its chief executive officer and president. Accordingly, Mr. Pritchard has left the Company to pursue other interests. The board of directors does not contemplate a change in any other top executive officer positions and is currently taking steps to find a successor for Mr. Pritchard.

        Production has begun on a new fee-for-service series entitled, The Oblongs, to be distributed by Warner Brothers Television. The Company is in production on 13 episodes which are scheduled to air on the WB network in the 2000-2001 broadcast season.

        The Company has reached agreement with UPN and Artists Television Group on the principal terms for a new proprietary series, Doomsday, which the Company will co-produce with Howard Stern Productions and Artists Television Group. The Company is currently negotiating a definitive agreement with respect to that series, and has commenced production on 13 episodes, which are to air on UPN.

Liquidity and Capital Resources

        At September 30, 1999, the Company had cash and short-term investments of approximately $5.6 million compared to $11.3 million at December 31, 1998. The Company's cash and short-term investment balances have continued to decline since December 31, 1998. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and internet investments. In such a case, the Company may need to secure additional equity or debt financing during fiscal 2000 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing would have an adverse effect on the implementation of the Company's growth strategies.

        For the nine months ended September 30, 1999, net cash used in operating activities was approximately $5.5 million due to cash used in connection with film production activities offset by an increase in accounts payable, deferred revenue and in accrued expenses. Cash used in investing activities for the nine months ended September 30, 1999 was $238,014. Cash provided by financing activities for the nine months ended September 30, 1999 was $2,860.

        The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 ("FAS 53"). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of September 30, 1999, the Company had a balance in its deferred revenue account of $22.4 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

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

        The assessment project schedule to be Year 2000 compliant by mid-1999 in all areas within the Company has been met. All internal areas deemed critical with potential to affect the Company's ability to do business (i.e. Computer Server Room, Finance, Human Resources, Legal) are Year 2000 compliant at this time. The Company is currently in the process of determining the Year 2000 compliance level of any and all external partners with the potential to affect the Company's ability to do business as of January 1, 2000. Thus far, critical partners (as well as local utilities providers) have responded with assurances of their Y2K viability, nevertheless, correspondence has gone out to potential backup partners (where applicable) in the event of any unforeseeable Y2K mishaps.

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

        As of October 1, 1999, the priority assessment has been completed as it relates to the Company's computer systems. Year 2000 issues as they relate to the physical premises (building power, incoming phone service, etc.) are outside the Company's control and correspondence inquiring as to Year 2000 compliance has been delivered to the principals of the building's property management, phone system suppliers, alarm system suppliers and communications service providers (i.e. MCI, Pacific Bell). The Company has received assurances indicating that the Company's internal alarm systems and communications systems are Year 2000 compliant. The concern now is whether or not incoming services are Year 2000 compliant. Because it is not possible to gauge the readiness of third-party vendors, the Company is in the process of drafting a contingency plan in the event that the Company's third-party vendors do not complete their Year 2000 implementations in time. This contingency plan will continue to be monitored and updated into the Year 2000.

        Inventorying of potential Year 2000 systems is 100% completed.

        As of October 1, 1999, the main accounting system in use by the Company, Show Auditor, has been recoded to comply with Year 2000 issues and has been tested as compliant. Software changes have also been implemented within the Company's network servers, Human Resources division, International Division and Legal divisions to meet Year 2000 compliance. Compliance is 100% completed at the desktop application level (word processing, spreadsheets and operating systems) at each of the Company's computer workstations. This has been accomplished by either installing the latest software patches, upgrading software or replacing software as necessary. The Company's Communications systems are Year 2000 compliant as mentioned above; therefore, recoding or replacing is not necessary at this time. The Company has instituted a policy of buying only Year 2000 compliant computer systems and applications to assure that all new machines are Year 2000 compliant. Further, the Company acquired hardware technology from

Micro2000, Inc. to insert into older computer systems to make them Year 2000 compliant at the hardware level. As of October 1, 1999, the Centurion Y2K hardware card has been tested and implemented. All Infrastructure activities are completed as of October 1, 1999.

        The Company implemented a policy of periodic checking/testing of all internal applications software and hardware systems until the Year 2000. The purpose of this phase is to assure that all Year 2000 compliance changes continue working as expected. This phase will also involve the installation of any last minute software patches as provided by software developers/ manufacturers. Further the Company purchased and installed Novell Zenworks
2.0 and Novell Check 2000 v.3.11 for Zenworks. These packages, in tandem, manage the Company's PC-based computers and maintain status checks on the Y2K status of software packages loaded onto the desktops. Further, Zenworks also allows the Information Technologies division to disable the capacity of users to load any software packages onto their desktops thus ensuring that only approved Y2K compliant packages reside on Company computers.

        The Company is involved in prioritizing non-computer-related systems to assess their potential impact on the Company's operations. These systems would include operations such as delivery services, materials suppliers, etc. Contingency plans to address any of these systems which prove to be critical to the Company's operations will continue to be monitored and adjusted into the Year 2000.

Costs:

        The total cost of the required modifications necessary to become Year 2000 compliant is not expected to be material to the Company's financial position and is estimated at approximately $100,000. This does not include the Company's potential share of Year 2000 costs that may be incurred by the Company by way of partnerships and joint ventures in which the Company participates but is not the controlling entity. Accordingly, the foreseeable costs arising from such third-party relationships cannot be determined at this time. The total amount expended on the Year 2000 Project through October 1, 1999 was $40,000, which was related to the cost to repair or replace software and related hardware problems.

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

Risk Factors

     Dependence on a Limited Number of Television Programs

     Our revenue has historically come from the production of a relatively small number of animated television programs. For example, the Simpsons, King of the Hill, and The Mr. Potato Head Show accounted for approximately 40%, 41% and 6%, respectively, of our total revenue for the year ended December 31, 1998. As audiences' tastes change frequently, we cannot assure you that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce such programs. We currently enjoy limited profit participation and/or limited licensing and merchandising participation in King of the Hill and Mission Hill. However, we cannot assure you that:

     .  those shows will remain on the air,
     .  we will continue to produce them, or
     .  they will be sufficiently successful to generate participation to us

While we continually endeavor to develop new programming, there can be no assurance that revenue from existing or future programming will replace a possible loss of revenue associated with the cancellation of any particular program.

  Impact of FCC Regulations Requiring Educational Content Programming

  Certain FCC rules may adversely affect the number of time slots available for our productions. These regulations strongly encourage broadcasters (through license renewal procedures) to (1) offer at least three hours per week of programming specifically designed to serve the educational and information needs of children ages 16 and under, (2) identify each program as educational, (3) schedule this programming weekly, and (4) offer this programming in 30-minute formats. It is possible that programming qualifying for the new FCC requirements will have a competitive advantage over non-qualifying programs. This could further diminish the number of time slots available for our existing programs, thus intensifying the strong competition for the remaining time slots. While the full impact of the regulations on demand for children's programming remains uncertain, we have experienced some significant impact. For example, CBS, one of our primary customers over the years, elected to change its programming slate to conform to the FCC regulations. In its first year implementing this strategy, CBS did not order any new animated programming from us. In its second year of implementation, CBS reduced its license fees.

  Risks of Vertical Integration

  Over the last decade, broadcasters, distributors and producers of televison and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. We have not entered into any of these relationships. These relationships, coupled with the recent repeal of certain regulations of the FCC which had limited the ability of network broadcasters to control certain rights in television programming, have resulted in broadcasters working more with their affiliated producers of animated programming, limiting the number of time slots available for other producers. We cannot assure you that the number of time slots currently available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, will not decrease, or that we will compete successfully for available time slots.

  Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters

  Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC have decreased. There continues to be intense competition for the time slots offered by the networks, especially FOX, CBS and ABC. This trend continues to depress license fees to a level that may make it difficult for us to finance certain proprietary programs. Moreover, broadcasters are demanding a greater percentage of the revenue generated from the exploitation of proprietary rights associated with the programs which they license. Broadcasters may also seek control of and exploit all of the proprietary rights associated with the programs which they license. We believe that these industry-wide trends may have a significant adverse impact on our business, results of operations and financial condition.

  It is Possible That Our Current Programs May Not Sustain Their Popularity and Our New Programs May Not Become Popular

  We derive substantially all of our revenue from the production and distribution of animated television programs. Each production is an individual artistic work, and consumer reaction will determine its commercial success. We cannot assure you that we will be able to continue to create entertaining episodes for our existing programs or that we will be able to create new programs that are appealing to broadcasters. When advertisers decide whether to pay for advertising during a program's broadcast, they look closely at Nielsen ratings. Broadcasters also consider Nielsen ratings when deciding whether to renew a series or license a new series. Producers of syndicated programming, like us, often receive payments from syndicators based on a share of the revenue received from advertisers who advertise during a specific program. We try to develop and produce programming that will perform well in the Nielsen ratings system. Nielsen ratings for our programming depend on many factors beyond our control, including:

  .  audience reaction
  .  competing programming
  .  availability of alternative forms of entertainment
  .  time slots when aired
  .  critical reviews

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

  Our Revenues Result from Sales to a Limited Number of Major Customers.

  During the year ended December 31, 1998, we derived approximately 80% and 5%, respectively, of our net sales from our top two customers, Twentieth Century Fox Television (a Division of Twentieth Century Fox) and Fox Kids Network. Neither of these customers is contractually obligated to continue to do business with us. On May 13, 1999, Twentieth Century Fox Television and we jointly announced that, due to production differences, we mutually agreed that Fox should assume responsibility for the production of Family Guy. The transfer was effective June 1, 1999. In order to be successful, we must continue our relationships with our customers; we must continue to develop relationships with new customers; and our existing programs must continue to be broadcast. In the event our relationship with either of our top customers terminates, we could experience an adverse impact on our business.

  Risks Related to Expansion of Production of Proprietary Programming

  We produce substantially all of our programming on a "fee-for-services" basis. As a result, we do not typically own or control licensing or distribution rights, but may have profit participation rights based on a percentage of adjusted gross profits or net profits earned by the owners of these distribution rights. The fees we receive for these production services typically cover all direct production costs plus a margin. We intend to expand our production of programming for which we own or control licensing and/or distribution rights ("proprietary programming"). Proprietary rights associated with such programming may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development. While we seek to limit the financial risk associated with our proprietary programming by obtaining commitments prior to production to cover at least 50% of our direct production costs, we cannot be sure that we will be able to recover the balance of our production and overhead costs through the exploitation of our remaining rights. We derived $4.9 million, and $3.3 million, in revenues from proprietary programming for the years ended December 31, 1997 and 1998, respectively. Since we only recently have begun to retain the proprietary rights associated with our animated programs, we have a limited history of operations and experience related to the exploitation of these rights.

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

  Risks Related to International Operations

      Risks of International Business Generally. Part of our strategy involves our current and planned activities in a number of developing nations. There are many risks inherent in our international business activities. Our projects could be adversely affected by:

  .   reversals or delays in the opening of foreign markets to new competitors;
  .   unexpected changes in regulatory requirements;
  .   export controls, tariffs and other barriers;
  .   currency fluctuations;
  .   investment policies;
  .   nationalization, expropriation and limitations on repatriation of cash,and
  .   social and political risks.

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

  Risks Associated with Possible New Businesses

  Due in part to the recent changes in the television industry described in this Report, we have made, and intend to continue to make a substantial commitment to new business areas beyond our core business of animation television production. We have begun live action television production, feature film development with the expectation of production (both live action and animation), internet investments and direct-to-video production (both live action and animation). Some of this production may be on a "fee-for-services" or a "proprietary" basis. The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. In addition, we are evaluating entering the Internet distribution market through the Level 13 branded animation destination. This is a new business for us that may require that we use significant resources in an effort that may not be successful. Therefore, there is a substantial risk that our projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized. Although we intend to limit the risks of production through co-production, pre-sale financing and/or distribution arrangements, we will likely be unable to limit all of the financial risk of a television production, feature film or direct-to-video release. In addition, because the success of a television production, feature film or direct-to-video release, and Internet distribution depends upon consumer taste and critical response, as well as public awareness and the successful distribution of a production, we cannot predict the level of marketing, promotional and distribution activities and expenses necessary in any particular instance. Moreover, we have no history of developing, producing, or distributing live action television or film productions, or with distribution over the Internet and we cannot assure you that we can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production that are described in this Report, as well as additional risks inherent to live action that are outside of our control, including the risk of work stoppage or strike, increased union activity, delay in production due to weather and other local conditions, inability to obtain proper permitting to film at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. We cannot be sure that we will produce any live action television or film projects or that, if produced, that such projects will be profitable. The World Wide Web is an evolving marketplace, and we cannot predict consumer taste or the advances in underlying technology. Likewise, we cannot assure you that we will be successful should we decide to promote Level 13 as an independent animation destination/network.

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

  Officer Vacancy; Dependence upon Key Personnel

  As described in "Subsequent Events" above, David Pritchard's employment as President and Chief Executive Officer of the Company was not continued by the Company and we have not retained a successor for those positions. While the Board of Directors is seeking a successor to fill those positions, there can be no assurance that it will find a suitable person or be able to negotiate successfully to retain any acceptable candidate. Failure to locate a suitable successor to Mr. Pritchard in a timely fashion could have an adverse effect on the our financial position and future production prospects.

  We believe that our future success will depend, in part, on our continuing ability to attract, retain and motivate qualified personnel in both our existing and new businesses.

  Our success continues to depend to a significant extent on the services of key management personnel. We cannot be sure that we will be able to retain our existing management personnel. We do not currently carry "key man" life insurance policies on any of our executives. In addition, our continued success is highly dependent on the artistic and production capabilities of our creative staff. We are a signatory to the Screen Actors Guild collective bargaining agreement and certain of our voice-over actors are Screen Actors Guild members. We also have a wholly owned subsidiary, Namor Productions Inc., which is a signatory to the Writer's Guild of America collective bargaining agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

  The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the three months ended September 30, 1999, the Company earned interest income of $79,051.

  The Company is not exposed to significant foreign exchange rate risk.
All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        In March 1998, Mike Waeghe filed a Petition for Arbitration against the Company for breach of contract and breach of the covenant of good faith and fair dealing, based on his writer/producer agreement ("Agreement") relating to the Blues Brothers: The Animated Series (the "Series"). The Company developed and was in production on a 13 episode order from UPN. Due to creative differences, the Series was put on hiatus. Within weeks of the decision to resume production, UPN cancelled the Series and reached a settlement with the Company. No episodes were completed, and none aired. Waeghe alleges that there were two separate Series orders, and that, therefore, the Company owes him a second set of fixed compensation payments totaling approximately $250,000. Waeghe also alleges that the Company did not use its best efforts to produce and sell the Series, such that he should receive contingent compensation of more than $1.0 million in the form of net profits, broadcast royalties and the like. Waeghe assigned his claims to his loan-out corporation Mad Cow Productions. The Company filed a Cross-Complaint against Waeghe for the overpayment of his fixed compensation in part based on its advance of fixed compensation payments to Waeghe that he never earned under the Agreement because no episodes were completed. Each side requested attorney fees under the Agreement.

        A binding arbitration was conducted before the Honorable Elwood Lui, Retired Court of Appeal Justice, in October 1999. The Company has not yet received a decision on this matter, and cannot predict the outcome of the case. If the arbitrator rules in favor of Waeghe on his fixed compensation claim, the outcome is unlikely to have material effect on the Company's finances. If the arbitrator rules in favor of Waeghe on his contingent compensation claim, the outcome is likely to have a material effect on the Company's finances.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits


INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------

27        Financial Data Schedule

(b)       Reports on Form 8-K.


          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 15, 1999


                       FILM ROMAN, INC.




                       By:   /s/ Greg Arsenault
                          -----------------------------------------------------
                             Greg Arsenault
                             Senior Vice President - Finance and Administration
                             (Duly authorized officer and chief accounting
                             officer)