Form 10-K
period 1999-12-31
FILM ROMAN INC
filed 2000-03-30
CIK 1013236

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from               to

                       Commission file number 000-29642

                               ----------------

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

                               ----------------

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

   Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $5,679,730 (based upon the last reported sales price of the Common Stock as reported by the NASDAQ National Market). Shares of Common Stock held by each executive officer, director, holders of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 20, 2000, 8,565,190 shares of Common Stock, par value $.01 per share, were outstanding.

   The Exhibit Index appears on page 26.

                      Documents Incorporated by Reference

   Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held June 14, 2000 are incorporated by reference to Items 10, 11, 12 and 13 of Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I...................................................................    1
    Item 1.  BUSINESS....................................................     1
             Overview....................................................     2
             1999 Milestones.............................................     2
             Strategy....................................................     2
             The Company's 2000 Production Schedule......................     3
             Principal Elements of the Company's Business................     4
             Government Regulations......................................     9
             Trademarks..................................................     9
             Employees...................................................     9
    Item 2.  PROPERTIES..................................................    10
    Item 3.  LEGAL PROCEEDINGS...........................................    10
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    10
 PART II..................................................................   11
    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................    11
    Item 6.  SELECTED FINANCIAL DATA.....................................    12
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    14
             General.....................................................    14
             Revenue and Cost Recognition................................    15
             Overhead Allocation.........................................    15
             Results of Operations.......................................    15
             Liquidity and Capital Resources.............................    17
             Impact of Year 2000.........................................    18
             Risk Factors................................................    18
    Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    21
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    21
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    21
 PART III.................................................................   22
    Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    22
             Executive Officers and Directors............................    22
    Item 11. EXECUTIVE COMPENSATION......................................    23
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    23
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    23
 PART IV..................................................................   24
    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K....................................................    24

   SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act, 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "should", "will", "may", "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors". The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar years 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

                                    PART I

Item 1. BUSINESS

Overview

   Film Roman, Inc. ("Film Roman" or the "Company") was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced or is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat, and Garfield and Friends. Over the years the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of these areas, the Company is also continuing expansion of its production capabilities into live action, and expansion of its intended markets beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

   Over the past few years there has been a consolidation of media and entertainment companies. Management believes that this has created both an obstacle and an opportunity for content creators and producers, such as Film Roman; an obstacle, because the many delivery channels are concentrated in few hands; an opportunity, because these distribution outlets have a continuing need for content, and, with the possible exception of the children's television market, it has become apparent that these outlets cannot supply all of the content through their vertically integrated affiliated companies. These distributors all compete for the content that a limited number of creators and producers can create and/or produce. Most major media distributors have a series of strategic relationships in order to supply their continually growing need for content.

   As management moves toward creating, selling and producing content for a wide range of distribution outlets, including television, motion pictures, made for cable productions, and direct-to-video productions, both in its core business of animation and in live action, the Company intends to use its relationships developed from these endeavors to forge a series of strategic relationships with major distributors. If Film Roman is successful in establishing one or more of these types of relationships, management believes the Company will be in a better position to produce its own proprietary projects as well as produce fee-for-services projects for its partners.

   It is the goal of management to more firmly establish Film Roman as a broadbased developer, packager and producer of programming, whether it is for a 10-second commercial, a 2-hour motion picture, or a 10-hour mini-series, both on a fee-for-services and proprietary basis.

1999 Milestones

  . Continued the production and delivery of King of the Hill (25 episodes delivered for Twentieth Century Fox Television, airing on Fox Broadcast Network), The Simpsons (23 episodes delivered for Twentieth Century Fox Television, airing on Fox Broadcast Network), Family Guy (15 episodes delivered for Twentieth Century Fox Television, airing on Fox Broadcast Network) and Mission Hill (10 episodes delivered for CastleRock Television, airing on The WB Network).

  . Began production of The Oblongs, a new prime time animated series, on a work-for-hire basis (13 episodes for Warner Bros. Television intended for broadcast on The WB Network).

  . Began production on Doomsday, a new proprietary prime time animated series (13 episodes intended for broadcast on United Paramount Network).

  . Entered into a development/production agreement for My First Mister, the Company's first live action film, which is intended for theatrical distribution by Paramount Classics, and which will be third-party financed.

  . Produced and delivered to the Disney Channel a live action movie-of-the-week, Johnny Tsunami.

  . Launched Level 13, a website (www.level13.net) dedicated primarily to animated shorts.

  . Engaged John Hyde as the Company's president and CEO, replacing David
    Pritchard.

Strategy

   Building on the cornerstone of its reputation as a quality animation supplier to the U.S. and international broadcast marketplace, the Company is currently pursuing active development, both on a proprietary and fee-for-services basis, of (i) animated and live action television programming for broadcast on cable networks, as well as for syndication, (ii) third-party financed feature films, (iii) computer animation projects, (iv) a short-subject acquisition program and production of shorts, (v) direct-to-video production, (vi) Internet programming and (vii) animated commercials. The Company's current strategy can be summarized as follows:

  . Create and Develop Popular Proprietary Productions. The Company believes that it has the capacity to create successful franchises in both animated and live action television, feature film, computer animation, commercials and direct-to-video productions. The Company further believes that its reputation for high-quality animation and artistic integrity helps it to attract premiere creative artists and storytellers whose characters and concepts, when imaginatively developed and artistically produced, have the potential of developing into character franchises.

  . Continue to Pursue Work-For-Hire Productions. Capitalizing on its reputation as one of the premiere producers of high quality animation, the Company believes that it can pursue work-for-hire animated productions on an opportunistic basis to use its production capacity to increase the Company's revenues and profitability.

  . Continue International Exploitation of Library. The Company's programs are currently licensed for broadcast in over fifty countries. The Company seeks to continue to exploit its library of programs into international markets; however, the Company shall also explore potential alternatives to determine if there are more efficient and profitable means of distributing its library.

  . Pursue Co-Production Relationships. The Company intends to continue to pursue and evaluate potential business opportunities with domestic and international co-financing partners, with the goal that risks may be shared, complementary skills may be exploited and foreign subsidies may be utilized in the production of new entertainment properties.

  . Explore Internet and Other Alternative Distribution Arrangements. The
    Company is exploring Internet and other alternative distribution arrangements for its programs, and in that regard, in the Fall of 1999 the Company launched a website for Level 13 Entertainment, Inc ("Level 13") at www.level13.net. The Company intends to bring in strategic, content and/or financial partners in order to build and expand Level 13 as a stand-alone, advertising-supported, broadband-delivered animation destination on the World Wide Web. See "Principal Elements of the Company's Business--Distribution of Proprietary Programming--Animation Acquisition/Alternative Distribution".

  . Reduce Overhead and Development Costs. The Company has realigned its management structure and reduced the general overhead to streamline the operation and substantially reduce costs. Further, the amount of development money spent on any individual project has been greatly reduced and the projects being developed have and will be more deliberately targeted at specific buyers, thereby reducing the overall costs of development and overhead associated with that development, while at the same time increasing the likelihood of selling projects in each area of the Company's production objectives.

   The Company believes its reduced overhead, realigned management and focused development will allow the Company to more successfully invest its time and dollars in a broad and diverse range of programming. This diverse production should ultimately lead to strategic distribution relationships that will generate both proprietary and fee-for-service animation and live action productions. There can be no assurance that the Company will be successful in implementing any or all aspects of this strategy. The discussion of the Company's strategy contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors described elsewhere in this Report or other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

   The Company is a Delaware corporation with its principal executive offices located at 12020 Chandler Boulevard, Suite 300, North Hollywood, California 91607, and its telephone number is (818) 761-2544.

The Company's 2000 Production Schedule

   The Company has historically been a major producer of animated prime time, first run syndicated, and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and Warner Brothers); syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, King, Fox, MGM and Viacom); and cable networks and services (USA, Disney Channel, Fox Family, HBO, Showtime and TNT).

   The Company is currently scheduled to produce the following programming for the 2000-2001 broadcast season:

     The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its twelfth season and now the longest-running prime time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

     The Oblongs. The Company is currently scheduled to produce 13 episodes of The Oblongs which is currently scheduled to be broadcast in the fall of 2000 on the WB Network. The Oblongs is a new half-hour, prime time animated television series.

     Doomsday. The Company is currently scheduled to produce 13 episodes of Doomsday, which is intended to be broadcast starting in the first quarter of 2001 on UPN. Doomsday is a new half-hour, prime time television series, in which the Company has a proprietary interest.

     X-Men. The Company is currently scheduled to produce 13 episodes of X-Men, which is scheduled to air Saturday mornings in the fall of 2000 on the WB Network. X-Men is a new half-hour animated television series.

     My First Mister. The Company completed principal photography for My First Mister, a live-action feature film financed by a third party which stars Albert Brooks and Leelee Sobiesky and is directed by Christine Lahti.

Principal Elements of the Company's Business

   The Company's business of developing, producing and distributing a broad range of television programming for the television network, cable television, direct-to-video, first-run domestic syndication and international markets and developing and producing, on a limited basis, feature-length theatrical motion pictures and television commercials is described in the sections below.

   Fee-for-Services Productions. Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. The Company intends to continue to pursue production work on a fee-for-services basis, primarily for prime time animated television programming, as well as in the other new areas of production. During 1999 the Company delivered 23 episodes of The Simpsons and 25 episodes of King of the Hill, was engaged by Fox Television to produce 15 episodes of the new prime time animated series Family Guy (after which Fox took over production), and was engaged by Castle Rock Productions to produce Mission Hill. In addition, the Company has been marketing its commercial production services and during 1999 created a number of animated broadcast commercials for Anheuser Busch Entertainment (Shamu and Crew) and 20th Century Fox Film Corporation (The Simpsons and King of the Hill). Management believes that the fee-for-services business, in particular prime time animation shows, will remain a cornerstone of the Company's business, and intends to pursue additional work as such shows become available.

   Acquisition, Creation and Development of Proprietary Programming. The Company pursues ideas and properties it believes contain unique and commercial story lines and/or characters. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the entertainment industry, many creators, rights holders, writers, broadcasters and studios bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing property, which the Company may then develop internally into either an animation or live action program. The Company will then take the project to the networks or the studios for further development, financing and/or distribution.

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

   In the case of the animated shorts acquisition program, the Company may determine that it is in its best interest to finance 100% of the programming that the Company may make available to Level 13, or produce a particular program in its own facility.

  The Company is currently developing:

  . A slate of proprietary animated programs including prime time, Saturday morning, teen oriented, and feature film projects. These projects will depend, in varying degrees, on the Company's ability to arrange for U.S. broadcast, U.S. theatrical exhibition, worldwide distribution, and/or international co-production.

  . Live action series and specials, ranging from prime time dramas and comedies to Saturday morning children's programs.

  . A slate of feature film projects which the Company intends to present to the major studios and independent financiers.

  . A number of computer animated short films, which the Company believes can be utilized as character tests and concept trials. These shorts, in addition to those acquired from third parties, may serve as the basis for new television series or feature films, and can be distributed via the Company's website, www.level13.net (See "--Distribution of Proprietary Programming--Animation Acquisition/Alternative Distribution").

   Securing Funding for Proprietary Programming. Historically, the Company produced animated programming almost exclusively on a "fee-for-services" basis. In 1995 the Company began producing proprietary animated programming. The Company generally does not commence production on proprietary programming-whether animated or live action- unless the Company has obtained commitments to cover at least 50% of the Company's direct production costs. The Company generally secures these commitments in one or both of the following ways: (i) a combination of network, cable, syndication, or other license fees for exploitation of the program in the United States, and (ii) pre-sale to distributors and/or co-production partners in foreign territories. The Company typically funds the balance of the production costs on a current basis. Since the Company began producing proprietary programming in 1995, the Company has delivered 96 half-hour episodes and 12 one-hour episodes of proprietary programming.

   The Company intends to approach the development and production of live action proprietary programming in much the same way as it does animated programming. In most cases the Company intends to have pre-negotiated distribution for the project, which distribution commitments will be an integral factor in financing and commencing production of such programming. The Company currently intends only to invest in the production of a program if the Company secures a guaranteed distribution agreement from a major television network, cable network, syndication company or substantial co-production partner, or in the case of a feature film, a portion of the financing and distribution from a U.S. or international distributor. As of December 31, 1999, the Company had the commitment to produce thirteen (13) new episodes of the new proprietary television program Doomsday for the 2000-2001 television season.

   While the Company generally seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover this amount or the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its remaining rights. The Company may not cover its costs for the following reasons: (i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; (iii) the Company and/or its licensee may not effectively market and distribute the Company's programming domestically or internationally; or (iv) the actual production costs may exceed the original budget. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the

United States broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the United States for a sufficient period in order to meet these contractual conditions.

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

   Computer Animation Production. The Company has the ability, on a limited basis primarily for tests and shorts, to produce computer animation on various platforms. If and when the Company sells computer-animated projects to third parties, the Company may contract with third party providers to produce the program on a fee-for-services basis, or it may elect to produce the program internally and will staff those projects accordingly.

   Feature Film Production. The Company has developed a number of feature film projects, both live action and animated. The Company commenced production of its first live action theatrical motion picture, My First Mister, in the first quarter of 2000. This film, directed by Christine Lahti, stars Albert Brooks and Leelee Sobiesky and is anticipated to be released in the fourth quarter of 2000 by Paramount Classics, a Viacom company.

   Additionally, the Company together with Universal Pictures/MCA and Dustin Hoffman's Punch Productions, developed the feature film titled There Goes The Neighborhood. Film Roman has acquired the turnaround rights to There Goes The Neighborhood (i.e., an option to re-acquire the underlying rights as well as the rights in the development from Universal, which option can be exercised by paying Universal its expenses incurred in the development of the feature film, plus certain additional consideration) and will attempt to secure another studio financier/distributor in conjunction with Dustin Hoffman's Punch Productions. The film, if produced, will feature a mixture of live action and animation (similar to that of Who Framed Roger Rabbit?). While no assurance can be given that There Goes the Neighborhood will be produced, the Company currently has a number of other feature film projects in internal development.

   The only feature film that the Company is currently producing is My First Mister. The Company recently entered into an agreement with the Walt Disney Company for the development and possible production of a theatrical motion picture based on the television series The Greatest American Hero. The Company intends to obtain financing for its feature films through both strategic alliances with major studios and independent film and video distribution companies. As a result, the Company may be unable to retain control of all or a significant portion of the rights associated with these feature films.

 Distribution of Proprietary Programming

   Domestic Television Distribution. Prior to commencing production of its proprietary programming, the Company generally licenses broadcast rights to a United States broadcaster. See "--Securing Funding Production for Proprietary Programming." License fees paid by networks and cable networks for the Company's proprietary programming can cover as much as 50% of the Company's direct production costs. In some cases, notably for Saturday morning type children's programs, the license fees can be less than 20% of the Company's direct production costs. License fees paid by first-run syndicators for the Company's proprietary programming generally cover less than 50% of the Company's direct production costs, and, under certain circumstances, first-run syndicators pay no license fees. The Company may choose to enter into such a no-license-fee arrangement when it can share in a portion of the revenues generated from the sale of advertising aired by a syndicator during the broadcast of the Company's programming and when the Company has obtained financing to cover a portion of its direct production costs from sources other than the syndicator. If the Company's program is highly rated in syndication, the Company may earn more in revenues from advertisers (since those advertisers will often be willing to pay higher fees to have their commercials aired during the broadcast of the Company's program) than the Company would have earned in revenues from a license fee arrangement with a syndicator that does not require the syndicator to share advertising revenues with the Company. Conversely, however, if the Company's program is poorly rated in syndication, the Company will likely earn less in revenues than if it had negotiated to receive a license fee.

   The license agreement typically includes provisions governing the license fee, the term during which the program will be broadcast, the number of episodes and the territories in which the episodes will be broadcast. Upon the expiration of an initial broadcast license, the exhibition rights for the applicable program revert to the Company and are available for re-licensing.

   International Distribution. Consistent with the Company's strategy to broaden its line of proprietary programming is its desire to elevate the profile of its international division and its ability to capture the economic benefits of owning and controlling the international distribution rights to its proprietary programming. Recently the international market for American filmed entertainment product has become increasingly fractionalized and competitive, similar to the changes experienced in the U.S. In the face of an increasingly difficult international marketplace, the Company believes that owning and controlling the international distribution rights to its programming will be necessary to: (i) successfully finance projects; (ii) generate significant revenue from the licensing of such programming; and (iii) support its related international licensing and merchandising efforts. Furthermore, a strong international division provides the Company with direct access to market information and feedback, which is increasingly necessary to produce programs that are marketable on a worldwide basis. In light of the fact that the Company's Library has not increased in some time, the Company is exploring other more cost effective forms of international distribution, while still pursuing international alliances. Since the establishment of its international distribution division, the Company has entered into audio-visual license arrangements with international broadcasters and distributors to exhibit and distribute certain of the Company's proprietary programming. For the years ended December 31, 1998 and 1999, the Company's international distribution activities generated revenues of $1.4 million and $0.9 million, respectively (or 4% and 2%, respectively, of total revenue for such periods).

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

   Animation Acquisition/Alternative Distribution. In late 1999, the Company's wholly-owned subsidiary, Level 13, launched its website, www.level13.net. The site is primarily targeted to adults in their twenties, and focuses almost exclusively on animated short films, some of which were acquired, some of which were commissioned and others of which were produced by Level 13 or the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk Associated With Possible New Businesses".

 Library

   The Company has retained the proprietary rights associated with the programs in its library. The Company holds the proprietary rights associated with the Animated Classic Showcase for fifteen years, and holds most of the other proprietary rights for the programs listed in the table below in perpetuity, subject to the rights granted to its licensees.

   Build Library Value. The Company owns a library of proprietary entertainment and intends to add future product by continuing to produce high quality programming, including broadcast television, cable and direct-to-video productions, which can be licensed and re-licensed in the world-wide television, film and video marketplaces. Programming is typically licensed for five-year cycles. A library of proprietary programming can provide a future revenue stream, as such programs are re-licensed for broadcast after the expiration of the initial broadcast license, but such revenue is typically at reduced rates compared to the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world.

   The following matrix lists the titles currently in the Company's library, along with the rights the Company possess for each such title.

                                         Domestic     International
                                       Distribution   Distribution
                           Number of   -------------- ---------------
                            Episodes           Home           Home   Licensing and
      Series Title          Produced    TV     Video   TV     Video  Merchandising Interactive
      ------------        ------------ ------ ------- ------ --------------------- -----------
Animated Classic
 Showcase...............  12 (x 1 hr.)      X       X      X       X        X            X
The Twisted Tales of
 Felix the Cat..........  21 (x 2 hr.)      X       X      X       X        *
C-Bear and Jamal........  13 (x 2 hr.)      X       X      X       X        X            X
BRUNO the Kid...........  36 (x 2 hr.)      X       X      X       X        X            X
Mortal Kombat: Defenders
 of the Realm...........  13 (x 2 hr.)      X       X      X       X
The Mr. Potato Head
 Show...................  13 (x 2 hr.)                     X       X        *

--------
* The Company is entitled to certain licensing, merchandising, and toy revenue associated with The Twisted Tales of Felix the Cat and The Mr. Potato Head Show but does not control those rights.

   In addition to the series listed above, the Company owns approximately 131 animated short-subjects of various lengths for which the Company has Internet distribution/exhibition rights. On a large number of those shorts, the Company has also obtained options to acquire all of the underlying proprietary rights in such shorts.

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

   Broadcast customers of the Company are subject to the provisions of the Children's Television Act of 1990 and the implementing rules issued by the FCC. These rules, which were amended in August 1996 and became fully effective in September 1997, require television broadcast station licensees, over the term of their licenses, to serve the educational and informational needs of children through their overall programming and programming specifically designed to serve such needs. The FCC strongly encourages broadcasters (through the license renewal process) to air between the hours of 7:00 AM and 10:00 PM at least three hours per week of regularly-scheduled programs each at least 30 minutes in length that have as a significant purpose serving the educational and informational needs of children aged 16 and under. Such programming must be specifically identified as educational or informational programming. While the Company is not subject to the direct jurisdiction of the FCC, these FCC requirements may influence the content of the Company's programming in order for the Company to place programs on FCC-licensed stations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Impact of FCC Regulations Requiring Educational Content Programming."

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

Trademarks

   The Company has a registered service mark for the Film Roman name and logo and a registered trademark for "C-Bear and Jamal". The Company has applications pending with the United States Patent and Trademark Office to register several trademarks and service marks, including C-Bear and Jamal, BRUNO the Kid, Bearsy Bears, Abby Abelskever, 21, Dumont's Double Wide, Big B and the Level 13 Entertainment name and logo. In addition, the Company has registered certain "URL" Internet related addresses. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Garfield, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat, Mighty Max and King of the Hill.

Employees

   As of December 31, 1999, the Company had approximately 386 full-time employees. The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including with the Screen Actors Guild. The Company believes that its relations with its employees are good.

Item 2. PROPERTIES

   The Company conducts its operations through its 87,000 square foot studio and headquarters located in North Hollywood, California. These facilities are occupied pursuant to a lease that expires in August 2003 (and contains a renewal option). The Company also leases certain other production facilities nearby its headquarters, none of which is considered material. The Company believes that its current studio and headquarter's facilities are adequate to meet its needs for the foreseeable future. If the Company continues to grow or add new shows, additional facilities may be needed.

Item 3. LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock (the "Common Stock") is quoted on the Nasdaq National Market under the symbol "ROMN." The following table sets forth the high and low closing sale price per share for the Common Stock for each quarter since the quarter ended December 31, 1997.

                                 1998                              High   Low
                                 ----                             ------ ------
     1st Quarter................................................. $1.750 $1.250
     2nd Quarter................................................. $1.625 $1.250
     3rd Quarter................................................. $1.625 $1.063
     4th Quarter................................................. $1.563 $0.719
                                 1999
     1st Quarter................................................. $4.500 $1.500
     2nd Quarter................................................. $5.625 $2.938
     3rd Quarter................................................. $3.750 $2.188
     4th Quarter................................................. $2.688 $1.188
                                 2000
     1st Quarter (through March 20, 2000)........................ $2.375 $1.688

   At March 23, 2000, there were 47 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

   The Company has not paid dividends on the Common Stock since inception and does not anticipate paying dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in the business.

Item 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below as of December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the Company's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data presented below and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1995        1996        1997        1998        1999
                          ----------  ----------  ----------  ----------  ----------
                             (in thousands, except per share and share data)
Statement of Operations
 Data:
Revenue.................  $   34,341  $   49,698  $   42,296  $   32,946  $   48,605
Expenses:
 Cost of revenue........      33,156      50,779      43,013      32,670      48,684
 Selling, general and
  administrative
  expenses..............       2,963       3,850       4,745       7,715       7,756
                          ----------  ----------  ----------  ----------  ----------
Operating loss..........      (1,778)     (4,931)     (5,462)     (7,439)     (7,835)
Interest income
 (expense), net.........          89         298         649         707         359
                          ----------  ----------  ----------  ----------  ----------
Loss before provision
 for income taxes.......      (1,689)     (4,633)     (4,813)     (6,732)     (7,476)
Provision for income
 taxes..................         --          --          --          145          17
Net loss................      (1,689)     (4,633)     (4,813)     (6,877)     (7,493)
Net loss attributable to
 common stock (1).......  $   (2,574) $   (9,267) $   (4,813) $   (6,877) $   (7,493)
                          ==========  ==========  ==========  ==========  ==========
Net loss per common
 share (1)(2) basic and
 diluted................  $    (0.55) $    (1.67) $    (0.57)    $ (0.81) $    (0.88)
                          ==========  ==========  ==========  ==========  ==========
Pro forma net loss per
 common share (3) basic
 and diluted............  $    (.43)  $      --   $      --   $      --   $      --
                          ==========  ==========  ==========  ==========  ==========
Weighted average number
 of shares..............   4,653,750   5,553,094   8,453,440   8,507,026   8,523,609
                          ==========  ==========  ==========  ==========  ==========

                                                   As of December 31,
                                          -------------------------------------
                                           1995   1996    1997    1998    1999
                                          ------ ------- ------- ------- ------
                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents................ $5,176 $13,739 $15,986 $11,287 $7,558
Film costs, net of amortization.......... 12,379  21,269  16,084  20,904 18,703
Total assets............................. 18,950  42,817  34,379  34,749 28,150
Short-term debt..........................  1,737     --      --      --     --
Redeemable Preferred Stock...............  6,749     --      --      --     --
Stockholders' equity.....................  1,832  23,787  18,974  12,098  4,611

--------
(1) For the year ended December 31, 1995, the net loss attributable to common stock gives effect to the accretion of the difference between the carrying value and the liquidation value of the Company's Class A Redeemable Preferred Stock of $484,829 and to the accrual of dividends of $400,000 on the Class A Redeemable Preferred Stock. For the year ended December 31, 1996, net loss attributable to common stock gives effect to the accretion of the difference between the carrying value and the liquidation value of the Class A Redeemable Preferred Stock of $757,544 and to the accrual of dividends of $750,000 on the Class A Redeemable Preferred Stock, and the excess of the price paid for the redemption of the Class A Redeemable Preferred Stock over its carrying value of $3,126,755.

(2) For the year ended December 31, 1995, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period giving effect to the conversion of the common stock of the Company's predecessor ("Predecessor Common Stock") into
   1.25 shares of Common Stock of the Company ("Common Stock") and are calculated in accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission ("SAB") No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if antidilutive. For the year ended December 31, 1996, the weighted average number of common and common equivalent shares outstanding have been calculated in accordance with the SAB No. 98 for the period prior to the completion of the Company's initial public offering giving effect to the conversion of Predecessor Common Stock into 1.25 shares of Common Stock and in accordance with Statement of Financial Accounting Standards ("SFAS") Number 128, Earnings per Share for the period after such offering. For the years ended December 31, 1997, 1998 and 1999 the per share data has been calculated in accordance with SFAS No. 128. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) The Company operated as an S Corporation until August 4, 1995. As an S Corporation, the Company was subject to no federal income taxes and only minimum state taxes. The pro forma loss per common share amounts reflect adjustments for additional income taxes that would have been reported if the Company had been a C Corporation based upon an estimated statutory rate of 34% in 1995.

                                                                     Year Ended
                                                                    December 31,
                                                                        1995
                                                                    ------------
   Loss attributable to common stock as reported...................   $(2,574)
   Pro forma provision for income taxes............................       574
   Pro forma (loss)................................................   $(2,000)
                                                                      =======
   Pro forma (loss) per common share basic and diluted.............   $ (0.43)
                                                                      =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Film Roman, Inc. ("Film Roman" or the "Company") was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced or is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat, and Garfield and Friends. Over the years the Company has primarily produced animation for television, both on a fee-for-service and a proprietary basis.

   Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

   The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the FCC governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

   The Company is also continuing expansion of its production capabilities into live action, and expansion of its intended markets beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation or theatrical film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to- video productions or that, if produced, such productions will be profitable.

Revenue and Cost Recognition

   The Company follows FASB 53 for accounting practices related to revenue recognition and amortization of production costs for its fee-for-services and proprietary programming.

   Revenues from license and production agreements, which may provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the license period begins and the programming is available pursuant to the terms of the agreement, typically when the finished episode has been delivered to or made available to and accepted by the customer. Amounts in excess of minimum guarantees under such agreements are recognized when earned. Cash collected in advance of the time of availability of programming is recorded as deferred revenue ($19.3 million at December 31, 1999).

   All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs are capitalized as film costs. At December 31, 1999, the Company's capitalized film costs balance was $18.7 million. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized. Due to the inherent uncertainties of forecasting both total revenue and total expense, at any time one or the other can be overstated or understated, resulting in potential adjustments to the amortization rate or net realizable value calculation.

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

Results of Operations

 Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Total revenue increased by 48%, or $15.7 million, to $48.6 million for the year ended December 31, 1999, from $32.9 million for the prior year. Total revenue increased primarily because the Company delivered more episodes of programming in 1999 as compared to 1998. The Company delivered a total of 73 episodes of programming for the year ended December 31, 1999 as compared to 57 episodes delivered in 1998.

   The Company delivered 73 "fee-for-services" episodes during the year ended December 31, 1999, compared to 44 episodes in 1998 as a result of providing services on more shows in 1999 compared to 1998.

Fee-for-services revenue increased 70%, or $18.5 million, to $45.0 million for the year ended December 31, 1999, from $26.5 million in 1998 as a result of delivering more episodes of programming.

   The Company delivered no "proprietary" episodes for the year ended December 31, 1999, compared to 13 episodes in 1998. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by 73%, or $2.4 million, to $0.9 million for the year ended December 31, 1999, from $3.3 million in 1998. This decrease was a result of delivering no "proprietary" episodes in 1999, and lower international sales of the Company's library programming in 1999.

   Other revenue decreased by approximately $0.4 million for the year ended December 31, 1999, as compared to the prior year, due primarily to lower revenues from commercials and net profit participations, offset by higher specials revenue and other creative services revenue.

   Total cost of revenue increased by 49%, or $16.0 million, to $48.7 million for the year ended December 31, 1999, from $32.7 million for the year ended December 31, 1998. Total cost of revenue as a percentage of sales increased 1% to 100% for the year ended December 31, 1999, from 99% in 1998. For the year ended December 31, 1999, the Company recorded write downs of film inventory due to changes in estimates of net realizable value amounting to $2,354,000.

   Total selling, general and administrative expenses for the year ended December 31, 1999 increased by $0.1 million to $7.8 million from $7.7 million for the comparable period in 1998, due primarily to an increase in the cost of the Company's development spending. This increase was offset by a decreased spending in the international division and in various general and administrative areas.

   Operating loss was $7.8 million for the year ended December 31, 1999, as compared to a loss of $7.4 million for the year ended December 31, 1998.

 Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

   Total revenue decreased by 22%, or $9.4 million, to $32.9 million for the year ended December 31, 1998, from $42.3 million for the prior year. Total revenue decreased in part because the Company delivered fewer episodes of programming in 1998 as compared to 1997. The Company delivered a total of 57 episodes of programming for the year ended December 31, 1998 as compared to 68 episodes delivered in 1997. However, the primary reason for the decrease in total revenue is that in September 1997, United Paramount Network ("UPN") and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with Blues Brothers: The Animated Series ("Blues Brothers"). UPN had initially ordered the series and subsequently cancelled its order while the series was in production. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company received revenue of $4.0 million and recorded a write-off for the year ended December 31, 1997, of approximately $2.0 million.

   The Company delivered 44 "fee-for-services" episodes during the year ended December 31, 1998, compared to 58 episodes in 1997 as a result of providing services on fewer shows in 1998 compared to 1997. Fee-for-services revenue decreased 13%, or $4.1 million, to $26.5 million for the year ended December 31, 1998, from $30.6 million in 1997 as a result of delivering no Saturday morning episodes.

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

   Total cost of revenue decreased by 24%, or $10.3 million, to $32.7 million for the year ended December 31, 1998, from $43.0 million for the year ended December 31, 1997. Total cost of revenue as a percentage of sales decreased by 3%, to 99% for the year ended December 31, 1998, from 102% for the year ended December 31, 1997. Costs as a percentage of revenue decreased primarily because the costs for the twelve months ended December 31, 1997 included a write-off related to Blues Brothers as discussed earlier. The overall decrease was partially offset by a write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

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

Liquidity and Capital Resources

   At December 31, 1999, the Company had cash and short-term investments of approximately $7.6 million compared to $11.3 million at December 31, 1998. The Company's cash and short-term investment balances have continued to decline since December 31, 1998 and the Company expects cash to decline further during fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next
12 months. Nonetheless the Company may need to secure additional equity or debt financing during fiscal 2000 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

   For the fiscal year ended December 31, 1999, net cash used in operating activities was approximately $3.3 million due to cash used in connection with film production activities offset by an increase in accounts payable and a decrease in accounts receivable. Cash used in investing activities for the year ended December 31, 1999 was $0.4 million. Cash provided by financing activities for the year ended December 31, 1999 was $2,860.

   The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 ("FAS 53"). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of December 31, 1999, the Company had a balance in its deferred revenue account of $19.3 million. There will be an approximate net cost to the Company (future receipts less future expenditures) of $1.1 million to finish the programs for which cash has been collected in advance and included in deferred revenue.

Impact of Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $40,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties utilized by the Company. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors

   The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

   Failure to Renew Licenses or Production Agreements. There can be no assurance that any of the programs being produced by the Company will be relicensed for additional broadcast seasons or renewed for production or, if so relicensed or renewed, that the terms of the license agreements or production agreements will be as favorable to the Company as those of existing licenses or production agreements.

   Dependence on a Limited Number of Television Programs. Our revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons, Family Guy and Mission Hill accounted for approximately 33%, 30%, 14% and 12% respectively, of our total revenue for the year ended December 31, 1999. We cannot assure that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce such programs.

   Impact of FCC Regulations. Certain FCC rules may adversely affect the number of time slots available for our productions.

   Risks of Vertical Integration. Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. We have not entered into any of these relationships. As a result, the number of time slots available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, may decrease, making it more difficult to compete successfully for available time slots.

   Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC may continue to decrease and make it difficult for us to finance certain proprietary programs.

   Our Current Programs May Not Sustain Their Popularity and Our New Programs May Not Become Popular. We derive substantially all of our revenue from the production and distribution of animated television programs. Each program is an individual artistic work, and consumer reaction will determine its commercial success. We cannot assure that we will be able to continue to create entertaining episodes for our existing programs or that we will be able to create new programs that are appealing to broadcasters.

   Risks Related to Expansion of Production of Proprietary Programming. We intend to expand our production of programming for which we own or control certain licensing and/or distribution rights ("proprietary programming"). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development ("proprietary rights"). While we seek to limit the financial risk associated with the development of our proprietary programming by obtaining commitments prior to production to cover at least 50% of our direct production costs, we cannot be sure that we will be able to recover the balance of our production and overhead costs through the exploitation of our remaining rights.

   Risk of Budget and Cost Overruns. Although we review costs reports and update our cost projections regularly and have generally completed each of our productions within its budget, we cannot assure that the actual production costs for our programming will remain within budget.

   Risks Related to Overestimation of Revenue or Underestimation of Costs. We follow Financial Accounting Standards Board Statement No. 53, "Individual Film Forecast" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. We amortize our estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, we may be required to write-down all or a portion of our unamortized costs for the program or film. We cannot assure you that these write-downs will not have a significant impact on our results of operations and financial condition.

   Competition. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. We compete with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than we do. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children's and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies which receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that we will be able to remain competitive.

   Risks Related to International Operations. There are many risks inherent in our international business activities. Our projects could be adversely affected by:

  . reversals or delays in the opening of foreign markets to new competitors;

  .  unexpected changes in regulatory requirements;

  .  export controls, tariffs and other barriers;

  .  currency fluctuations;

  .  investment policies;

  .  nationalization, expropriation and limitations on repatriation of cash;
    and

  .  social and political risks.

   Overseas Subcontractors. Like other producers of animated programming, we subcontract some of the less creative and more labor-intensive components of our production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees which may result in increased production costs or our inability to contract with our preferred overseas studios.

   Risks Associated with Possible New Businesses. We have begun live action television production, feature film development with the expectation of production (both live action and animation) and direct-to-video production (both live action and animation). The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that our projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

   Technological Changes; Possible Changes in Production of Our Products. The proliferation of new production technologies may change the manner in which the animation industry creates and distributes programming. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cel animation, to create their animated programming. We cannot be sure that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause our historical methods of producing animation to become less cost competitive or less appealing to our audiences. In addition, we cannot be sure that we will be able to adapt to such changes in a cost-effective manner.

   Dependence upon Key Personnel. Our success depends to a significant extent upon the expertise and services of John Hyde, our President and Chief Executive Officer. Although we have employment agreements with Mr. Hyde and certain of our other key management personnel, the loss of services of Mr. Hyde and/or other key management personnel could have an adverse effect on our business, results of operations and financial condition. We do not currently carry "key man" life insurance policies on any of our executives.

   Casualty Risks. Substantially all of our operations and personnel are located in our North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. If a disaster were to occur, our disaster recovery plans may not be adequate to protect the Company and our business interruption insurance may not fully compensate us for our losses.

   Possible Adverse Effect of Anti-takeover Provisions. Certain provisions of our certificate of incorporation, by-laws and Delaware law (including a stockholders rights plan (sometimes referred to as a "poison pill") which we adopted in 1998) could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of the Company. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock.

   In addition, our corporate documents authorize the Board of Directors to issue shares of preferred stock and to establish the rights of that preferred stock without stockholder approval. If the Board of Directors issues preferred stock, it could have the effect of delaying or preventing a change in control of our company, even if a change in control were in our best interests.

 Volatility of Stock Price

   The market price of our common stock, which trades on the Nasdaq National Market, could fluctuate significantly in response to our operating results and other factors.

 We Do not Intend To Pay Dividends

   We have never paid dividends and currently do not intend to declare or pay dividends. We plan to follow a policy of retaining earnings to finance the growth of our business. Whether or not we declare or pay dividends is up to our Board of Directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors our Board of Directors deems relevant at that time.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

   The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the twelve months ended December 31, 1999, the Company earned interest income of $359,118.

   The Company is not exposed to significant foreign exchange rate risk. All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

   The directors and executive officers of the Company at March 15, 2000 are identified below:

   Name                     Age                      Position (1)
   ----                     ---                      -----------
   John W. Hyde............  58 President, Chief Executive Officer (Class III Director)
   Jon F. Vein.............  36 Executive Vice President
   Gregory Arsenault.......  42 Senior Vice President--Finance and Administration
   Robert Cresci (3).......  56 Class I Director
   Dixon Q. Dern...........  71 Class III Director
   Peter Mainstain (3).....  51 Class II Director
   Daniel Villanueva (2)...  62 Class III Director
   Leonard J. Grossi (2)
    (3)....................  54 Class I Director

--------
(1) Each director holds office until his resignation or removal and until his successor shall have been duly elected and qualified. Elections with respect to the Class I Directors, Class II Directors and Class III Directors will be held at the Annual Meeting of Stockholders in 2000, 2001 and 2002 respectively.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

   The principal occupations and positions for the past five years and in certain cases prior years, of the directors and executive officers named above are as follows:

   John W. Hyde. John Hyde joined Film Roman as President and CEO in December 1999. Mr. Hyde is CEO and the principal of Producers Sales Organization, which holds investments in film negatives, film and television rights, a music library and agricultural real estate. Mr. Hyde was the Trustee, General Manager and FCC license holder for KADY-TV from July 1996 through the sale of the television station in July 1998, since which time Mr. Hyde has remained as Trustee to disburse the funds from the sale. From August 1994 through July 1998, Mr. Hyde was Trustee and CEO of Cannon Pictures, Inc. and Cannon Television Inc. Mr. Hyde was CEO of MCEG Sterling, Inc. from December 1990 through December 31st 1995, at which time MCEG was part of a three-way merger with Orion Pictures, Inc. and Actava Group, Inc. Prior to his term at MCEG, Mr. Hyde held numerous senior executive positions in the entertainment industry. Mr. Hyde graduated from New York University in 1963.

   Jon F. Vein. In February 1995, Mr. Vein joined Film Roman as a Executive Vice President where he oversees business and legal affairs and new business development for the Company. Mr. Vein also established and oversees the Company's feature film division. Prior to joining the Company, Mr. Vein practiced entertainment law at Dern & Donaldson from 1990 to 1993 and at Dern & Vein from 1993 to 1995. Mr. Vein received his Bachelor of Science degree in electrical engineering-computer science and material sciences engineering from the University of California at Berkeley in 1986 and his Juris Doctor degree from The Harvard Law School in 1989.

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

   Daniel Villanueva. Mr. Villanueva is chairman of Bastion Capital Corporation; a Los Angeles based buyout fund. Previously, he was a director and officer of Spanish International Communications Corporation, and later, director of 7UP Bottling of Southern California and is currently a trustee of the Metropolitan West Group of mutual funds and a member of the board of directors of NUMEX Corp. Mr. Villanueva is a former player in the National Football League for both the Los Angeles Rams and Dallas Cowboys.

   Leonard J. Grossi. Mr. Grossi joined the Board of Directors in January 2000. In 1998, Mr. Grossi founded, and Mr. Grossi is currently CEO of, both Baseline Media & Entertainment, Inc., a broadcast, media and entertainment consulting firm, and Mile Square Entertainment, Inc., (where, additionally, he is Executive Producer) a Television and Motion Picture development, production and distribution company. Mr. Grossi is a partner in LSLG Associates, which owns a 49% interest in WHPN-TV, a Madison, Wisconsin UPN affiliate. Mr. Grossi will become a minority owner and CEO of KDI Channel 17, a Spanish language, independent, low-power television station in San Diego being purchased by a local tribe of Native Americans. From October 1994 to February 1998, Mr. Grossi was Senior Executive Vice President of UPN and functioned as the company's founding Chief Operating Officer. From August 1986 to October 1994, Mr. Grossi served as Executive Vice President of Twentieth Century Fox Television, managing worldwide production, marketing and distribution activities. Mr. Grossi's other prominent positions include CEO of Metromedia Producers Corporation; COO of Sound Video Unlimited; and from 1978 to 1983 was head of Finance and Administration for Paramount's Worldwide Television and Video Distribution divisions.

   In February 2000, the Company and William Shpall mutually agreed that Mr. Shpall's employment as Chief Operating Officer of the Company would be terminated, whereupon the Company and Mr. Shpall entered into an agreement whereby Mr. Shpall would be engaged as a consultant by the Company until September 30, 2000.

   The balance of the information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Schedules required to be filed hereunder are indexed on page F-1 hereof.

   (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

   (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 2000.

                                          FILM ROMAN, INC.

                                                     /s/ John Hyde
                                          By: _________________________________
                                                         John Hyde
                                               President and Chief Executive
                                                          Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hyde and Dixon Dern, or any one of them, his attorney-in-fact and agent, with full power of substitution for him, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ John Hyde               Chief Executive Officer,      March 30, 2000
____________________________________  President and Director
             John Hyde

      /s/ Gregory Arsenault          Senior Vice President-        March 30, 2000
____________________________________  Finance and Administration
         Gregory Arsenault            (Principal Accounting and
                                      Financial Officer)

       /s/ Robert Cresci             Director                      March 30, 2000
____________________________________
           Robert Cresci

      /s/ Peter Mainstain            Director                      March 30, 2000
____________________________________
          Peter Mainstain

        /s/ Dixon Q. Dern            Director                      March 30, 2000
____________________________________
           Dixon Q. Dern

      /s/ Daniel Villanueva          Director                      March 30, 2000
____________________________________
         Daniel Villanueva

       /s/ Leonard Grossi            Director                      March 30, 2000
____________________________________
           Leonard Grossi

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
   +3.1  Certificate of Incorporation of Film Roman, Inc., a Delaware
         corporation (the "Company")
   +3.2  Bylaws of the Company
    3.3  Amendment to Bylaws of the Company dated as of August 5, 1997
         (Incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended September 30, 1997)
   #4.1  Specimen Stock Certificate
  *10.1  Executive Engagement Agreement, dated as of December 9, 1999, between the Company and Producers Sales Organization, furnishing the services of John W. Hyde.
 #*10.2  Employment Agreement dated as of January 2, 1996 by and between Film
         Roman California and Mr. Gregory Arsenault (Exhibit 10.5)
  *10.3  Employment Agreement dated as of December 31, 1999 by and between Film
         Roman California and Mr. Jon Vein
  *10.4  Intentionally Omitted
  *10.5  Amendment dated as of January 14, 2000 to Employment Agreement dated as of August 1, 1997 between Film Roman California and Mr. Jon Vein
  *10.6  1999 Non-Employee Director Stock Option Plan of the Company
         (Incorporated by reference to Exhibit No. 4.1 to the Company's registration statement on Form S-8 (Registration No. 333-90009), as filed with the Securities and Exchange Commission on October 29,
         1999.)
  *10.7  Stock Option Plan of the Company (Incorporated by reference to Exhibit
         10.7 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997)
 &*10.8  Form of Non-Qualified Stock Option Agreement for Employees
 &*10.9  Form of Incentive Stock Option Agreement for Employees
  *10.10 First Amendment to 1996 Stock Option Plan of Film Roman, Inc.
         (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the quarter ended June 30, 1998)
  #10.11 Lease for Registrant's headquarters and studio in North Hollywood,
         California
   10.12 Intentionally Omitted
   10.13 Intentionally Omitted
  #10.14 Agreement dated December 11, 1990, between Film Roman, Inc. and Alevy
         Productions, Inc.
  #10.15 Series Production Agreement dated as of April 27, 1990 between Fox
         Children's Network and Film Roman, Inc.
  #10.16 Agreement dated as of June 20, 1995, between Film Roman, Inc. and
         Starstream Limited
  #10.17 Amendment dated December 18, 1992 between Film Roman, Inc. and Fox
         Children's Network
  #10.18 Amendment dated March 22, 1994 between Film Roman, Inc. and Fox
         Children's Network
  #10.19 Agreement dated October 5, 1994 between Flying Heart, Inc. and Film
         Roman, Inc.
  #10.20 Agreement dated February 20, 1996 with Live Film and Mediaworks, Inc.
         and Film Roman, Inc.
  #10.21 Letter Agreement dated January 9, 1995 with Agreement dated November
         22, 1993, revised December 9, 1994, December 13, 1993, June 23, 1994 and August 1, 1994 between Fox Children's Network ("FCN") and Film
         Roman, Inc.
  #10.22 Agreement dated June 1, 1995, between Fox Children's Network and Film
         Roman, Inc.
  #10.23 Amendment dated March 1, 1996 to the Agreement dated as of November
         22, 1993 between Fox Children's Network and Film Roman, Inc.
  #10.24 Agreement dated September 12, 1994 between Film Roman, Inc. and Tone
         Loc, Inc.
  #10.25 Agreement dated as of May 7, 1993 between Film Roman, Inc. and
         Adelaide Productions, Inc.
  #10.26 Amendment dated as of May 18, 1994 revised as of June 14, 1994 between
         Film Roman, Inc. and Adelaide Productions, Inc.
  #10.27 Amendment dated as of June 20, 1994 revised as of July 7, 1994 between
         Film Roman, Inc. and Adelaide Productions, Inc.
  #10.28 Agreement dated November 9, 1993 between Film Roman, Inc. and Felix
         The Cat Creations, Inc.
  #10.29 Intentionally omitted

 Exhibit
 Number                                Description
 -------                               -----------
 #10.30  Agreement dated September 27, 1994 between Felix The Cat Creations,
         Inc. and Film Roman, Inc.
 #10.31  Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.
 #10.32  Agreement dated September 1, 1995 between Felix Comics, Inc. and Film
         Roman, Inc.
 #10.33  Agreement dated November 20, 1995 between Felix The Cat Creations,
         Inc. and Film Roman, Inc.
 #10.34  Amendment to Output Distribution Agreement dated February 1, 1994 between Film Roman, Inc. and Taurus Film GmbH & Company
 #10.35  Output Distribution Agreement dated as of September 1, 1994 between
         Film Roman, Inc. and Taurus Film GmbH & Company
 #10.36  Agreement dated April 1, 1991 between United Media/Mendelson
         Production and Film Roman, Inc. re: Prime Time Television special
 #10.37  Agreement dated April 1, 1991 between United Media/Mendelson
         Production and Film Roman, Inc. re: Saturday Morning Series
 #10.38  Co-Production Agreement dated June 11, 1993 between Canal Plus and
         Bluebird Toys (the U.K.) Limited and Film Roman, Inc. regarding Mighty
         Max
 #10.39  Agreement dated April 12, 1994 between Canal Plus and Bohbot
         Entertainment Worldwide, Inc. and Film Roman, Inc.
 #10.40  Form of Agreement between Film Roman, Inc. and Threshold Entertainment
 #10.41  Agreement dated as of January 29, 1992 between Film Roman, Inc. and
         20th Television (Exhibit 10.43)
 #10.42  Agreement dated as of March 7, 1996, between Film Roman, Inc. and LUK
         International (Exhibit 10.44)
 #10.44  Co-Production Agreement between Television Espanola, S.A. and Film
         Roman, Inc. (Exhibit 10.46)
  10.45  Agreement dated as of February 26, 1998 between Claster Television and
         Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.45 of the Company's Form 10-Q for the quarter ended June 30, 1998)
  10.46  Agreement dated as of February 26, 1998 between Fox Kids Worldwide,
         Inc. and Film Roman, Inc. in connection with "Mr. Potato Head" (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request) (Incorporated by reference to Exhibit 10.46 of the Company's Form 10-Q for the quarter ended June 30, 1998)
  21.1   Subsidiaries of the Registrant
  23.1   Consent of Independent Auditors
  27.1   Financial Data Schedule

--------
+ Incorporated by reference to the similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's Registration Statement on Form S-1 (Registration No. 333-03987) as filed with the Securities and Exchange Commission on May 17, 1996.

# Incorporated by reference to a similarly numbered exhibit (or to the exhibit number listed in parentheses) to Amendment Number 1 to the Company's Registration Statement on Form S-1, on Form S-1/A (Registration No. 333-03987), as filed with the Securities and Exchange Commission on July 12, 1996.

& Incorporated by reference to a similarly numbered exhibit to Amendment Number 3 to the Company's Registration Statement on Form S-1, on Form S-1/A (Registration No. 333-03987), as filed with the Securities and Exchange Commission on September 30, 1996.

*  Management contract or other compensation plan or arrangement.

                                FILM ROMAN, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Index to Consolidated Financial Statements................................ F-1
FILM ROMAN, INC.
  Report of Independent Auditors.......................................... F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1999............ F-3
  Consolidated Statements of Operations for the Years Ended December 31,
   1997, 1998, and 1999................................................... F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997, 1998, and 1999...................................... F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1998 and 1999.................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Film Roman, Inc.

   We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
March 17, 2000

                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
                      ASSETS
                      ------
Cash and cash equivalents..........................  $ 11,287,386  $  7,557,673
Accounts receivable................................     1,089,218       480,832
Film costs, net of accumulated amortization .......    20,903,771    18,703,495
Property and equipment, net of accumulated
 depreciation and amortization of $1,559,112 (1998)
 and $2,021,674 (1999).............................       979,090       950,651
Deposits and other assets..........................       489,205       457,093
                                                     ------------  ------------
Total assets.......................................  $ 34,748,670  $ 28,149,744
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Accounts payable...................................  $    628,221  $  1,714,705
Accrued expenses...................................     2,350,695     2,496,581
Deferred revenue...................................    19,671,667    19,327,253
                                                     ------------  ------------
Total liabilities..................................    22,650,583    23,538,539
Commitments
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
   authorized, none issued.........................           --            --
  Common Stock, $.01 par value, 20,000,000 shares
   authorized, 8,522,190 shares issued and
   outstanding in 1998 and 8,524,190 shares issued
   and outstanding in 1999.........................        85,223        85,243
Additional paid-in capital.........................    36,305,684    36,311,837
Accumulated deficit................................   (24,292,820)  (31,785,875)
                                                     ------------  ------------
Total stockholders' equity.........................    12,098,087     4,611,205
                                                     ------------  ------------
  Total liabilities and stockholders' equity.......  $ 34,748,670  $ 28,149,744
                                                     ============  ============


                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
Revenue................................ $42,296,156  $32,945,502  $48,605,144
Cost of revenue........................  43,012,909   32,670,121   48,683,993
Selling, general and administrative
 expenses..............................   4,745,363    7,714,450    7,756,561
                                        -----------  -----------  -----------
Operating loss.........................  (5,462,116)  (7,439,069)  (7,835,410)
Interest income........................     648,792      707,146      359,118
Loss before provision for income
 taxes.................................  (4,813,324)  (6,731,923)  (7,476,292)
                                        -----------  -----------  -----------
Provision for income taxes.............          --      144,644       16,763
                                        -----------  -----------  -----------
Net loss............................... $(4,813,324) $(6,876,567) $(7,493,055)
                                        ===========  ===========  ===========
Net loss per common share basic and
 diluted............................... $     (0.57) $     (0.81) $     (0.88)
                                        ===========  ===========  ===========
Weighted average number of shares
 outstanding and diluted...............   8,453,440    8,507,026    8,523,609
                                        ===========  ===========  ===========




                            See accompanying notes.

                                FILM ROMAN, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock    Additional                    Total
                          -----------------   Paid-In   Accumulated   Stockholders'
                           Shares   Amount    Capital     Deficit        Equity
                          --------- ------- ----------- ------------  -------------
Balance as of December
 31, 1996...............  8,449,690 $84,498 $36,305,684 $(12,602,929)  $23,787,253
Options exercised.......      5,000      50          --           --            50
Net loss................         --      --          --   (4,813,324)   (4,813,324)
                          --------- ------- ----------- ------------   -----------
Balance as of December
 31, 1997...............  8,454,690  84,548  36,305,684  (17,416,253)   18,973,979
Options exercised.......     67,500     675          --           --           675
Net loss................         --      --          --   (6,876,567)   (6,876,567)
                          --------- ------- ----------- ------------   -----------
Balance as of December
 31, 1998...............  8,522,190 $85,223 $36,305,684 $(24,292,820)  $12,098,087
Options exercised.......      2,000      20       2,840           --         2,860
Compensation expense
 relating to
Employee stock options..         --      --       3,313           --         3,313
Net loss................         --      --          --   (7,493,055)   (7,493,055)
                          --------- ------- ----------- ------------   -----------
Balance as of December
 31, 1999...............  8,524,190 $85,243 $36,311,837 $(31,785,875)  $ 4,611,205
                          ========= ======= =========== ============   ===========





                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
Operating activities:
Net loss............................  $ (4,813,324) $ (6,876,567) $ (7,493,055)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
Depreciation and amortization.......       264,302       360,618       462,562
Amortization of film costs..........    43,012,909    32,670,121    48,683,993
Compensation expense relating to
 employee stock options.............            --            --         3,313
Changes in operating assets and
 liabilities:
Accounts receivable.................     5,728,267       138,924       608,386
Film costs..........................   (37,828,074)  (37,489,782)  (46,483,717)
Deposits and other assets...........      (229,302)       55,722        32,112
Accounts payable....................    (2,780,550)     (381,365)    1,086,484
Accrued expenses....................       374,100       146,281       145,886
Deferred revenue....................    (1,218,942)    7,481,017      (344,414)
                                      ------------  ------------  ------------
Net cash provided by (used in)
 operating activities...............     2,509,386    (3,895,031)   (3,298,450)
Investing activities:
Additions to property and
 equipment..........................      (262,113)     (804,508)     (434,123)
                                      ------------  ------------  ------------
Net cash used in investing
 activities.........................      (262,113)     (804,508)     (434,123)
Financing activities:
Option and warrants exercised and
 other..............................            50           675         2,860
                                      ------------  ------------  ------------
Net cash provided by financing
 activities.........................            50           675         2,860
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................     2,247,323    (4,698,864)   (3,729,713)
Cash and cash equivalents at
 beginning of period................    13,738,927    15,986,250    11,287,386
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 period.............................  $ 15,986,250  $ 11,287,386  $  7,557,673
                                      ============  ============  ============
Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
Interest............................  $     12,837  $         --  $         --
                                      ============  ============  ============
Income taxes........................  $         --  $     34,308  $     16,763
                                      ============  ============  ============


                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

1. Summary of Significant Accounting Policies

 Business and Organization

   Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996. The Company currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation. The Company operates in one segment and develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company, founded in 1984, is one of the leading independent animation studios in North America, having produced numerous high quality animated series including Bobby's World, The Simpsons, King of the Hill, The Mask, BRUNO the Kid, C-Bear and Jamal, The Twisted Tales of Felix the Cat, Mortal Kombat, Garfield & Friends, The Critic and most recently Family Guy and Mission Hill.

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

   The Company performs production services for various companies within the entertainment industry and licenses various rights in its product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 1999, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.

   The Company's cash and short-term investment balances have continued to decline since December 31, 1998 and the Company expects cash to decline further during fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months.

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

                               FILM ROMAN, INC.

                               December 31, 1999
 Film Costs

   Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable production overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with FAS 53, the individual film forecast method is used to amortize film costs. Costs accumulated in the production of a film are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for third party participations are accrued and expensed in the same manner as film costs are amortized.

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

 Comprehensive Income (Loss)

   The Company has adopted the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to display an amount representing comprehensive income for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company had no items of comprehensive income (loss) during the reporting periods.

 Net Loss Per Common Shares

   The per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, (1,000,023 (1997), 1,829,034
(1998) and 1,262,000 (1999)) are not included since they are antidilutive.

                               FILM ROMAN, INC.

                               December 31, 1999

2. Film Costs

   The components of unamortized film costs consist of the following:

                                                            December 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------- -----------
   Film productions released, net of amortization..... $ 4,185,682 $ 1,029,946
   Film productions in process........................  16,390,064  17,174,838
   Film productions in development....................     328,025     498,711
                                                       ----------- -----------
                                                       $20,903,771 $18,703,495
                                                       =========== ===========

   Based on management's estimates of future gross revenues as of December 31, 1999, approximately 51% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 2002 due to product availability extending past that date.

3. Property and Equipment

   Property and equipment consists of the following:

                                                           December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
   Leasehold improvements............................ $   263,087  $   386,481
   Furniture and fixtures............................     297,132      588,224
   Office equipment..................................   1,977,983    1,997,620
                                                      -----------  -----------
                                                        2,538,202    2,972,325
   Less accumulated depreciation and amortization....  (1,559,112)  (2,021,674)
                                                      -----------  -----------
                                                      $   979,090  $   950,651
                                                      ===========  ===========

4. Blues Brothers: The Animated Series

   The Company put its proprietary production of the "Blues Brothers" into hiatus in March 1997 following discussions between the Company and the United Paramount Network ("UPN") with respect to certain creative aspects of the project. Although in August 1997 UPN announced its intention to run the series in the fall of 1998, the network subsequently changed its programming strategy to de-emphasize prime time animation, which led to UPN's decision in September 1997 to cancel its plans to air the Blues Brothers. In September 1997, UPN and the Company entered into a settlement whereby UPN compensated the Company for a portion of the costs associated with the production of the show. The Company's investment amounted to approximately $6.0 million as of December 31, 1997, and the Company recorded a write-off for the year ended December 31, 1997, of approximately $2.0 million.

                               FILM ROMAN, INC.

                               December 31, 1999

5. Income Taxes

   The significant components of the Company's net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                            December 31,
                                                      -------------------------
                                                          1998         1999
                                                      ------------  -----------
   Film costs........................................ $   (371,000) $    72,000
   Property and Equipment............................      (13,000)     (14,000)
   Nondeductible accrual.............................      166,000      141,000
   Foreign Tax Credit Carryforward...................      145,000      162,000
   Other.............................................      179,000      188,000
   Net operating loss carryforwards..................    6,722,000    9,255,000
                                                      ------------  -----------
   Valuation allowance...............................    6,828,000    9,804,000
                                                       (6,828,000)   (9,804,000)
                                                      ------------  -----------
                                                      $        --   $       --
                                                      ============  ===========

   The provision for income taxes is as follows:

                                                               December 31,
                                                           ---------------------
                                                           1997   1998    1999
                                                           ---- -------- -------
   Current:
   Foreign................................................ --   $145,000 $17,000
                                                           ===  ======== =======

   A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                   December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
   Provision for income taxes at
    statutory rate of 35%.............. $(1,685,000) $(2,407,000) $(2,656,000)
   Permanent Differences...............       2,000       69,000       59,000
   Benefit of deferred tax assets not
    currently recognized...............   1,663,000    2,338,000    2,597,000
                                        -----------  -----------  -----------
                                        $        --  $        --  $        --
                                        ===========  ===========  ===========

   At December 31, 1999, the Company had available federal and state tax net operating loss carryforwards of approximately $23,138,000 and $11,566,000, respectively, expiring through 2019 and 2004, respectively. At December 31, 1999, the Company had available foreign tax credit carryforwards of approximately $162,000.

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

                               FILM ROMAN, INC.

                               December 31, 1999

7. Commitments

   The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statement of operations for the years ended December 31, 1997, 1998 and 1999 reflects rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2002. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

   Year ending December 31
     2000........................................................... $1,827,433
     2001...........................................................  1,303,777
     2002...........................................................  1,263,050
     2003...........................................................    858,026
     2004...........................................................        --
                                                                     ----------
       Total minimum lease payment.................................. $5,252,286
                                                                     ==========

   Rent expense for the years ended December 31, 1997, 1998 and 1999, prior to any allocation of rent to capitalized film costs, was $1,316,520, $1,337,663, and $1,280,933, respectively.

   At December 31, 1999, the Company had outstanding employment agreements with various employees with initial terms ranging from one to two years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

   Year ending December 31
     2000............................................................ $1,673,605
     2001............................................................    275,000
     2002 to 2004 ...................................................        --
                                                                      ----------
                                                                      $1,948,605
                                                                      ==========

   Company warrants for the purchase of 72,066 shares of Common Stock at an exercise price of $7.00 per share are outstanding. The warrants are currently exercisable and expire in September 2001. As of December 31, 1999, no warrants had been exercised.

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

   For the years ended December 31, 1997, 1998, and 1999 the Company contributed $120,431, $125,818 and $167,881 respectively, to the plan on behalf of its employees.

                               FILM ROMAN, INC.

                               December 31, 1999

9. Significant Customers and Properties

   In 1997, the Company earned revenue from three significant customers of $26,400,000 (62%), $4,000,000 (9%), and $3,750,000 (9%). In 1998, the Company
earned revenue from one significant customer of $26,390,000 (80%). In 1999, the Company earned revenue from two significant customers of $37,620,000 (77%) and $5,930,000 (12%).

   In 1997, the Company earned revenue from four significant properties of $13,660,000 (32%), $12,750,000 (30%), $4,000,000 (9%) and $3,750,000 (9%). In
1998, the Company earned revenue from two significant properties of $13,350,000 (41%) and $13,040,000 (40%). In 1999, the Company earned revenue from four significant properties of $16,260,000 (33%), $14,740,000 (30%),
$6,620,000 (14%) and $5,930,000 (12%).


10. Stock Option Plans

   In 1996 the Company adopted a stock option plan (the "1996 Plan"). All regular salaried employees of the Company may, at the discretion of the compensation committee of the Board of Directors, be granted incentive and non-qualified stock options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of such shares on the grant date. Directors of the Company, consultants and other persons who are not regular salaried employees of the Company are not eligible to receive incentive stock options, but are eligible to receive non-qualified stock options.

   The maximum number of shares subject to the 1996 Plan is 2,100,000 and the 1996 Plan will terminate on August 7, 2005, unless sooner terminated by the Board of Directors. The options generally vest over a five-year period and expire ten years from the date of issuance.

   On June 16, 1999, the shareholders ratified the 1999 Non-Employee Director's Stock Option Plan ("1999 Plan"). As amended by the Board of Directors the 1999 Plan provides that on the date of each annual meeting of the Company, each non-employee Director who is then serving on the Board shall be granted options to purchase 5,000 shares of Common Stock with an effective date of grant as of the date of such annual meeting. The exercise price for such option shall be 100% of the fair market value of such shares on the grant date. The maximum number of shares subject to the 1999 Plan is 100,000 and the 1999 Plan will terminate on June 16, 2009, unless sooner treatment by the Board of Directors. The options vest upon issuance and expire ten years from the date of issuance.

   As of December 31, 1997, 1998, and 1999, 1,000,023, 1,829,034 and 1,262,000
shares of Common Stock were reserved for future issuances related to options, respectively.

                               FILM ROMAN, INC.

                               December 31, 1999

   The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 1996 Plan and the 1999 Plan. Accordingly, no compensation cost has been recognized for the 1996 Plan and the 1999 Plan. Had compensation cost for the 1996 Plan and the 1999 Plan been determined based on the fair value at the grant date for such awards, as set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                     December 31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
   Net loss
     As reported......................... $(4,813,324) $(6,876,567) $(7,493,055)
     Pro forma........................... $(5,110,690) $(7,502,017) $(7,831,169)
   Net loss per share
     As reported......................... $     (0.57) $     (0.81) $     (0.88)
     Pro forma........................... $     (0.60) $     (0.88) $     (0.92)

   Since compensation expenses associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net loss and pro forma net loss per share is not representative of the potential impact on pro forma amounts in future years, when the effect of the recognition of a portion of compensation expenses from multiple awards would be reflected.

   The weighted average fair value of options granted during the year was $2.86, $1.82 and $3.70 for the years ended December 31, 1997, 1998 and 1999.
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                Year ended
                                                               December 31,
                                                             ------------------
                                                             1997   1998  1999
                                                             -----  ----  -----
   Dividend yield...........................................   --    --     --
   Expected volatility...................................... 89.7%  84.5% 96.8%
   Risk-free interest rate..................................  6.18%  5.0%  6.38%
   Expected term (years)....................................     8     8      8

                               FILM ROMAN, INC.

                               December 31, 1999

   A summary of stock option activity under the 1996 Plan and the 1999 Plan is as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                             Shares     Price
                                                            ---------  --------
   Balance at December 31, 1996 (including 192,000 options
   exercisable at a weighted average exercise price of
   $5.00 per share).......................................    840,125

   Granted................................................    388,023   $1.625
   Exercised..............................................     (5,000)  $0.008
   Cancelled..............................................   (223,125)  $ 8.01
                                                            ---------
   Balance at December 31, 1997 (including 252,375 options
   exercisable at a weighted average exercise price of
   $5.95 per share).......................................  1,000,023
                                                            =========

   Granted................................................  1,381,511   $1.433
   Exercised..............................................        --    $  --
   Cancelled..............................................   (552,500)  $8.178
                                                            ---------
   Balance at December 31, 1998 (including 780,009 options
   exercisable at a weighted average exercise price of
   $1.72 per share).......................................  1,829,034
                                                            =========

   Granted................................................    205,000   $2,479
   Exercised..............................................     (2,000)  $1,458
   Cancelled..............................................   (770,034)  $1,607
                                                            ---------
   Balance at December 31, 1998 (including 698,817 options
   exercisable at a weighted average exercise price of
   $1.39 per share).......................................  1,262,000
                                                            =========

   Exercise prices for options outstanding as of December 31, 1999, ranged from $0.008 to $4.13. The weighted-average remaining contractual life of these options is 8.2 years.

   As of December 31, 1998 and 1999, shares available under the 1996 Plan and the 1999 Plan for future grants of options were 337,996 and 1,003,030 respectively.

11. Related Party Transactions

   A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 1997, 1998 and 1999 amounted to $12,350, $0 and $10,575 respectively. A firm in which an outside director of the Company is a partner acts as a legal consultant to the Company and fees paid to that firm during 1997, 1998 and 1999 amounted to $135,000, $121,000 and $87,615, respectively. An outside director of the Company acts as a financial consultant to the Company and fees paid to that director during 1997, 1998 and 1999 amounted to $145,000, $0 and $0, respectively.

12. Fourth Quarter Adjustment

   During the fourth quarter of fiscal 1999, the Company recorded write downs of film inventory due to changes in estimates to net realizable value amounting to $2,026,000.