Form 10-Q
period 2000-03-31
FILM ROMAN INC
filed 2000-05-12
CIK 1013236

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

                 For the quarterly period ended March 31, 2000

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

     12020 Chandler Boulevard, Suite 300
         North Hollywood, California                               91607
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (818) 761-2544

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   As of April 30, 2000, 8,565,190 shares of common stock, par value $.01 per share, were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements............................................     3

         Consolidated Balance Sheets as of December 31, 1999 and March
          31, 2000 (unaudited)...........................................     3

         Consolidated Statements of Operations for the Three Months Ended
          March 31, 1999 and March 31, 2000 (unaudited)..................     4

         Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and March 31, 2000 (unaudited)..................     5

         Notes to Consolidated Financial Statements......................     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7

 Item 3. Quantitative and Qualitative Disclosures about Market Risk......    13

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...............................................    14

 Item 6. Exhibits and Reports on Form 8-K................................    14

 Signatures...............................................................  S-1

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,   March 31,
                                                       1999          2000
                                                   ------------  ------------
                                                          (unaudited)
                      ASSETS
                      ------

Cash and cash equivalents......................... $  7,557,673  $  6,114,879
Accounts receivable...............................      480,832       708,762
Film costs, net of accumulated amortization of
 $293,461,891 (1999) and $306,071,752 (2000)......   18,703,495    16,434,389
Property and equipment, net of accumulated
 depreciation and amortization of $2,021,674
 (1999) and $2,109,563 (2000).....................      950,651       915,864
Deposits and other assets.........................      457,093       496,662
                                                   ------------  ------------
Total Assets...................................... $ 28,149,744  $ 24,670,556
                                                   ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Accounts payable.................................. $  1,714,705  $    690,776
Accrued expenses..................................    2,496,581     1,879,675
Deferred revenue..................................   19,327,253    18,581,945
                                                   ------------  ------------
Total liabilities.................................   23,538,539    21,152,396

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000
   shares authorized, none issued.................          --            --
Common stock, $.01 par value, 20,000,000 shares
 authorized, 8,524,190 shares issued and
 outstanding in 1999 and 8,565,190 shares issued
 and outstanding in 2000..........................       85,243        85,653
Additional paid-in capital........................   36,311,837    36,370,364
Accumulated deficit...............................  (31,785,875)  (32,937,857)
                                                   ------------  ------------
Total stockholders' equity........................    4,611,205     3,518,160
                                                   ------------  ------------
    Total liabilities and stockholders' equity.... $ 28,149,744  $ 24,670,556
                                                   ============  ============

                            See accompanying notes.

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months ended
                                                           March 31,
                                                   --------------------------
                                                       1999          2000
                                                   ------------  ------------
Revenue........................................... $ 12,289,912  $ 12,695,681
Cost of revenue...................................   11,396,106    12,609,861
Selling, general and administrative expenses .....    1,536,025     1,307,155
                                                   ------------  ------------
Operating loss....................................     (642,219)   (1,221,335)
Interest income...................................      113,799        70,923
Loss before provision for income taxes............     (528,420)   (1,150,412)
Provision for income taxes........................        5,118         1,570
Net loss.......................................... $   (533,538) $ (1,151,982)
                                                   ============  ============
Net loss per common share basic & diluted......... $      (0.06) $      (0.13)
                                                   ============  ============
Weighted average number of shares outstanding
 basic and diluted................................    8,522,190     8,559,124
                                                   ============  ============




                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months ended
                                                            March 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
Operating activities:
  Net loss......................................... $   (533,538) $ (1,151,982)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization..................       99,421        87,889
    Amortization of film costs.....................   11,396,106    12,609,861
  Changes in operating assets and liabilities:
    Accounts receivable............................      657,922      (227,930)
    Film costs.....................................  (10,751,940)  (10,340,755)
    Deposits and other assets......................       (7,256)      (39,569)
    Accounts payable...............................      (13,933)   (1,023,929)
    Accrued expenses...............................       (6,332)     (616,906)
    Deferred revenue...............................   (2,676,326)     (745,309)
                                                    ------------  ------------
    Net cash (used in) operating activities........   (1,835,876)   (1,448,630)

Investing activities:
  Additions to property and equipment..............      (24,809)      (53,102)
                                                    ------------  ------------
    Net cash used in investing activities..........      (24,809)      (53,102)

Financing activities:
  Exercise of Stock Options........................                     58,938
                                                                  ------------
    Net cash provided by financing activities......          --         58,938
  Net decrease in cash.............................   (1,860,685)   (1,442,794)
  Cash and cash equivalents at beginning of
   period..........................................   11,287,386     7,557,673
                                                    ------------  ------------
  Cash and cash equivalents at end of period....... $  9,426,701  $  6,114,879
                                                    ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes................................... $      1,600  $      8,400
                                                    ============  ============


                             See accompanying notes

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)--Basis of Presentation

   Film Roman, Inc., a Delaware corporation (the "Company"), was incorporated in May 1996. The Company currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Film Roman Records, Inc., a Delaware Corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 1999 and 2000 and the cash flows for the three months ended March 31, 1999 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2)--Net Loss per Common Share

   For the three months ended March 31, 1999 and 2000, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3)--Film Costs

   The components of unamortized film costs consist of the following:

                                                                    March 31,
                                                        December      2000
                                                        31, 1999   (unaudited)
                                                       ----------- -----------
   Film productions released, net of amortization..... $ 1,029,946 $   654,170
   Film productions in process........................  17,174,838  15,059,142
   Film productions in development....................     498,711     721,077
                                                       ----------- -----------
                                                       $18,703,495 $16,434,389
                                                       =========== ===========

(4)--Foreign Distribution Agreement

   In April of this year the Company entered into a foreign distribution agreement with the Harvey Entertainment company. Under the terms of this agreement, Harvey will distribute for a period of two years outside of the US and Canada all television rights which the Company owns or controls. The Company retains the right in the Harvey territory to exploit any distribution rights generated from newly developed production which are required to raise financing for those new productions. This arrangement enables the Company to reduce its overhead attributable to the international division. Given the size of the Company's library, management believes that this arrangement is more cost effective than distributing its own product, while at the same time enabling the Company to continue to seek co-production and other international arrangements. Moreover, the term is sufficiently short so as to enable management to reevaluate its international distribution strategy as the market changes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "should", "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company, the 13 episodes of "The Oblongs" currently scheduled to debut on the WB network ("The WB") during the fall 2000 season and the 13 episodes of "Doomsday" intended to be broadcast starting in the first quarter of 2001 on UPN, the 13 episodes of "X-Men" which is currently scheduled to air Saturday mornings in the fall of 2000 on the WB Network; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2000 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

   Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion pictures. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced or is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-service and a proprietary basis.

   Production work on a fee-for-service basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the "proprietary rights" associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover at least 50% of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

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

   The Company is also continuing expansion of its production capabilities into live action and expansion of its intended markets beyond television, including motion pictures, cable, direct-to-video, commercials and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation or theatrical film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

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

    King of the Hill. The Company is currently scheduled to produce 24 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells the often hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

    The Oblongs. The Company is currently scheduled to produce 13 episodes of The Oblongs which is currently scheduled to be broadcast in the fall of 2000 on the WB Network. The Oblongs is a new half-hour, prime time animated television series.

    Doomsday. The Company is currently scheduled to produce 13 episodes of Doomsday, which is intended to be broadcast starting in 2001 on UPN. Doomsday is a new half-hour, prime time television series, in which the Company has a proprietary interest.

    X-Men. The Company is currently scheduled to produce 13 episodes of X-Men, which is scheduled to air Saturday mornings in the fall of 2000 on the WB Network. X-Men is a new half-hour, animated television series.

    My First Mister. The Company completed in the first quarter of 2000 principal photography for My First Mister, a live-action feature film financed by a third party which stars Albert Brooks and Leelee Sobiesky and directed by Christine Lahti.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

   Total revenue increased by 3%, or $0.4 million, to $12.7 million for the quarter ended March 31, 2000, from $12.3 million for the quarter ended March 31, 1999. Total revenue increased due to an increase in the license fees for episodes delivered. The Company delivered 18 episodes of programming in both the first quarter of 2000 and 1999.

   The Company delivered 18 "fee-for-services" episodes during the quarter ended March 31, 2000 and 1999. Fee-for-services revenue increased 4%, or $0.5 million, to $11.8 million for the quarter ended March 31, 2000, from $11.3 million in the comparable period in 1999 as a result of an increase in the license fee of episodes delivered.

   The Company delivered no "proprietary" episodes for the quarters ended March 31, 2000 and 1999. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue remained constant at $0.3 million for the quarters ended March 31, 2000 and 1999.

   Other revenue decreased to $0.6 million for the quarter ended March 31, 2000 compared to $0.7 million for the quarter ended March 31, 1999.

   Total cost of revenue increased by 11%, or $1.2 million, to $12.6 million for the quarter ended March 31, 2000, from $11.4 million for the quarter ended March 31, 1999. Total cost of revenue as a percentage of sales increased 6% to 99% for the quarter ended March 31, 2000, from 93% in the comparable period in 1999 due to lower fee-for-service margins.

   Total selling, general and administrative expenses for the quarter ended March 31, 2000 decreased by $0.2 million to $1.3 million from $1.5 million for the comparable period in 1999, due primarily to decreased development costs partially offset by one-time costs incurred in connection with the termination of certain administrative employees.

   Operating loss was $1.2 million for the quarter ended March 31, 2000, as compared to a loss of $0.6 million for the quarter ended March 31, 1999.

Subsequent Events

  Resignation from Board of Directors

   On April 19, 2000 Leonard J. Grossi resigned from the Board of Directors of the Company in order to accept the position of President of Columbia Tristar Television. The Company is currently engaged in efforts to fill this position.

  Chief Operating Officer Appointment

   On April 18, 2000, the Board of Directors elected Jon F. Vein as the new Chief Operating Officer to replace William Shpall, who resigned in February 2000.

Foreign Distribution Agreement

   In April of this year the Company entered into a foreign distribution agreement with the Harvey Entertainment company. Under the terms of this agreement, Harvey will distribute for a period of two years outside of the US and Canada all television rights which the Company owns or controls. The Company retains the right in the Harvey territory to exploit any distribution rights generated from newly developed production which are required to raise financing for those new productions. This arrangement enables the Company to reduce its overhead attributable to the international division. Given the size of the Company's library, management believes that this arrangement is more cost effective than distributing its own product, while at the same time enabling the Company to continue to seek co-production and other international arrangements. Moreover, the term is sufficiently short so as to enable management to reevaluate its international distribution strategy as the market changes.

Liquidity and Capital Resources

   At March 31, 2000, the Company had cash and short-term investments of approximately $6.1 million compared to $7.6 million at December 31, 1999. The Company's cash and short-term investment balances have continued to decline since December 31, 1999 and the Company expects cash to decline further during fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next
12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and internet investments. In such a case, the Company may need to secure additional equity or debt financing during fiscal 2000/2001 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

   For the three months ended March 31, 2000, net cash used for operating activities was $1,448,630 due to cash used in connection with film production activities, and with an increase in accounts receivable offset by a decrease in deferred revenue. For the three months ended March 31, 2000, net cash used for investing activities was $53,102 due to additions to property and equipment. Net cash generated by financing activities for the first three months of 2000 was $58,938 related to the exercise of Company stock options.

   The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 2000, the Company had a balance in its deferred revenue account of $18.6 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

Impact of Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $40,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of their parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors

   The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

   Failure to Renew Licenses or Production Agreements. There can be no assurance that any of the programs being produced by the Company will be relicensed for additional broadcast seasons or renewed for production or, if so, relicensed or renewed, that the terms of the license agreements or production agreements will be as favorable to the Company as those of existing licenses or production agreements.

   Dependence on a Limited Number of Television Programs. Our revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons, Family Guy and Mission Hill accounted for approximately 33%, 30%, 14% and 12%, respectively, of our total revenue for the year ended December 31, 1999. We cannot assure that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce.

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

   Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC may continue to decreased and make it difficult for us to finance certain proprietary programs.

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

   Risk of Budget and Cost Overruns. Although we review cost reports and update our cost projections regularly and have generally completed each of our production within its budget, we cannot assure that the actual production costs for our programming will remain within budget.

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

   Competition. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. We compete with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than we do. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children's and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies which receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that it will be able to remain competitive.

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

   Risks Associated with Possible New Businesses. We have begun live action television production, feature film development and production (both live action and animation) and direct-to-video production (both live action and animation). The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that our projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

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

   Volatility of Stock Price. The market price of our common stock, which trades on the Nasdaq National Market, could fluctuate significantly in response to our operating results and other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

   The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the three months ended March 31, 2000, the Company earned interest income of $70,923.

   The Company is not exposed to significant foreign exchange rate risk. All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None. Any previously existing litigation involving the Company has been resolved without liability on the part of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description
 ------- -----------
 27.1    Financial Data Schedule

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2000

                                          FILM ROMAN, INC.

                                          By:        /s/ John Hyde
                                            ___________________________________
                                                         John Hyde
                                               President and Chief Executive
                                                   Officer and Director

                                          By:      /s/ Greg Arsenault
                                            ___________________________________
                                                      Greg Arsenault
                                              Senior Vice President - Finance
                                                    and Administration