Form 10-Q
period 2000-06-30
FILM ROMAN INC
filed 2000-08-14
CIK 1013236

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     As of July 30, 2000, 8,565,190 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS

                                       PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements...........................................................................   3

             Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited)............   3

             Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
             and June 30, 2000 (unaudited)................................................................   4

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and
             June 30, 2000 (unaudited)....................................................................   5

             Notes to Consolidated Financial Statements...................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................................   8
                                         PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings..............................................................................  17

Item 4.    Submission of Matters to a Vote of Security Holders............................................  17

Item 6.    Exhibits and Reports on Form 8-K...............................................................  17

Signatures................................................................................................  18

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,      June 30,
                                                                                1999            2000
                                                                            ------------    ------------
                                                                                            (unaudited)
ASSETS
Cash and cash equivalents.................................................  $  7,557,673    $  4,371,990
Accounts receivable.......................................................       480,832         665,754
Film costs, net of accumulated amortization of  $293,461,891 (1999) and
$314,006,880 (2000).......................................................    18,703,495      20,244,344
Property and equipment, net of accumulated depreciation and
amortization of $2,021,674 (1999 ) and $2,218,832 (2000)..................       950,651         846,005
Deposits and other assets.................................................       457,093         588,738
                                                                            ------------    ------------

Total Assets..............................................................  $ 28,149,744    $ 26,716,831
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................  $  1,714,705    $    941,843
Accrued expenses..........................................................     2,496,581       1,993,368
Deferred revenue..........................................................    19,327,253      21,063,720
                                                                            ------------    ------------

Total liabilities.........................................................    23,538,539      23,998,931

Stockholders' equity:

Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
  none issued.............................................................            --              --

Common Stock, $0.01 par value, 20,000,000 shares authorized,
8,524,190 shares issued and outstanding at December 31, 1999 and
8,565,190 shares issued and outstanding at June 30, 2000..................        85,243          85,653

Additional paid-in capital................................................    36,311,837      36,370,364

Accumulated deficit.......................................................   (31,785,875)    (33,738,117)
                                                                            ------------    ------------

Total stockholders' equity................................................     4,611,205       2,717,900
                                                                            ------------    ------------

Total liabilities and stockholders' equity................................  $ 28,149,744    $ 26,716,831
                                                                            ============    ============

                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months ended            Six Months ended
                                                        June 30,                     June 30,
                                              --------------------------    ----------------------------
                                                  1999           2000           1999             2000
                                              -----------     ----------    -----------      -----------
Revenue.....................................  $15,163,017     $7,936,103    $27,452,929      $20,631,784

Cost of revenue.............................   14,002,446      7,935,128     25,398,552       20,544,989

Selling, general and
   administrative expenses..................    1,531,484        871,775      3,067,509        2,178,930
                                              -----------    -----------    -----------      -----------

Operating loss..............................     (370,913)      (870,800)    (1,013,132)      (2,092,135)

Interest income.............................      104,835         70,558        218,634          141,481

Loss before provision for income
   taxes....................................     (266,078)      (800,242)      (794,498)      (1,950,654)

Tax provision...............................          137             18          5,255            1,588

Net loss....................................  $  (266,215)    $ (800,260)   $  (799,753)     $(1,952,242)
                                              ===========     ==========    ===========      ===========
Net loss per common share basic
   and diluted..............................  $     (0.03)    $    (0.09)   $     (0.09)     $     (0.23)
                                              ===========     ==========    ===========      ===========
Weighted average number of
 shares outstanding basic and
   diluted..................................    8,523,838      8,565,190      8,523,010        8,562,157
                                              ===========     ==========    ===========      ===========

                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          Six Months ended
                                                                                                              June 30,
                                                                                                     ----------------------------
                                                                                                         1999            2000
                                                                                                     ------------    ------------
Operating activities:
   Net loss......................................................................................    $   (799,753)   $ (1,952,242)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................................................         207,262         197,158
     Amortization of film costs..................................................................      25,398,552       7,935,128
   Changes in operating assets and liabilities:
   Accounts receivable...........................................................................         219,425        (184,922)
   Film costs....................................................................................     (22,404,959)    ( 9,475,977)
   Deposits and other assets.....................................................................         (76,107)       (131,646)
   Accounts payable..............................................................................          (2,254)       (772,862)
   Accrued expenses..............................................................................         128,051        (503,213)
   Deferred revenue..............................................................................      (5,248,745)      1,736,467
                                                                                                     ------------    ------------
     Net cash used in operating activities.......................................................      (2,578,528)     (3,152,109)

Investing activities:
   Additions to property and equipment...........................................................        (191,564)       ( 92,512)
                                                                                                     ------------    ------------
     Net cash used in investing activities.......................................................        (191,564)       ( 92,512)

Financing activities:
   Exercise of stock option......................................................................           2,860          58,938
                                                                                                     ------------    ------------
   Net cash provided by financing activities.....................................................           2,860          58,938
     Net decrease in cash........................................................................      (2,767,232)     (3,185,683)
   Cash and cash equivalents at beginning of period..............................................      11,287,386       7,557,673
                                                                                                     ------------    ------------
   Cash and cash equivalents at end of period....................................................    $  8,520,154    $  4,371,990
                                                                                                     ============    ============

                             See accompanying notes.

                                FILM ROMAN, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 1999 and 2000 and the cash flows for the six months ended June 30, 1999 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

     For the three months and the six months ended June 30, 1999 and 2000, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - Film Costs

          The components of unamortized film costs consist of the following:

                                     December 31,       June 30,
                                         1999       2000 (unaudited)
                                     ------------   ----------------
Film productions released,
     net of amortization...........   $ 1,029,946       $   735,788

Film productions in process........    17,174,838        18,468,345

Film productions in development....       498,711         1,040,211
                                      -----------       -----------

                                      $18,703,495       $20,244,344
                                      ===========       ===========

(4) - Foreign Distribution Agreement

          In April of this year the Company entered into a foreign distribution agreement with the Harvey Entertainment Company. Under the terms of this agreement, Harvey will distribute for a period of two years, outside of the US and Canada, all television rights which the Company designates. The Company has heretofore designated its current library for distribution under the terms of this agreement. This arrangement enables the Company to reduce its overhead attributable to the international division. Given the size of the Company's library, management believes that this arrangement is more cost effective than distributing its own product, while at the same time enabling the Company to continue to seek co-production and other international arrangements. Moreover, the term is sufficiently short so as to enable management to reevaluate its international distribution strategy as the market changes.

(5) - Recent Accounting Pronouncements

          In June 2000, the American Institute of Certified Public Accountants issued SOP 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Development costs for abandoned projects and certain indirect overhead costs are to be charged directly to expense instead of those costs being capitalized to film costs, which is what current guidance prescribes. The Company is in the process of evaluating the overall impact of SOP 00-2, which is effective for fiscal years beginning after December 15, 2000, on its consolidated financial statements. The Company does not anticipate such adoption will have a material impact on future earning or its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "should", "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company, the 13 episodes of "The Oblongs" currently scheduled to debut on the WB network ("The WB") during the fall 2000 season and the 13 episodes of "Doomsday" intended to be broadcast starting in the fall of 2001 on UPN, the 13 episodes of "X-Men" which is currently scheduled to air Saturday mornings in the fall of 2000 on the WB Network; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2000 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                Doomsday. The Company is currently scheduled to produce 13 episodes of Doomsday, which is intended to be broadcast starting in the fall of 2001 on UPN. Doomsday is a new half-hour, prime time television series, in which the Company has a proprietary interest.

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

                Twelfth Lap. The Company is currently scheduled to produce one movie-of-the-week, Twelfth Lap, for the Disney Channel, which is scheduled to be broadcast during the 2001 broadcast season.

          Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

          Total revenue decreased by 48%, or $7.3 million, to $ 7.9 million for the three months ended June 30, 2000, from $15.2 million for the comparable period in the prior year. Total revenue decreased primarily because the Company delivered significantly fewer episodes of programming in the three months ended June 30, 2000 as compared to the same period in 1999.

          The Company delivered 11 "fee-for-services" episodes during the three months ended June 30, 2000, compared to 27 episodes in the comparable period in 1999. Due primarily to the decrease in the number of episodes delivered, fee-for-services revenue decreased 48%, or $6.9 million, to $7.4 million for the three months ended June 30, 2000, from $14.3 million during the comparable period in 1999.

          The Company delivered no "proprietary" episodes during the three months ended June 30, 2000 or 1999. "Proprietary revenue" consists of revenue derived from license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. The Company earned minimal proprietary revenue during the three months ended June 30, 2000 as compared to no proprietary revenue in the comparable three month period in 1999. This increase was a result of higher international sales of the Company's proprietary programming in its library.

          Other revenue decreased by approximately $0.4 million during the three months ended June 30, 2000, as compared to the same period of the prior year. This decrease was due primarily to a decrease in revenue of approximately $0.5 million delivered by the Company's commercials and specials division, the Company's creative services division and the Company's live unit division. This $0.5 million decrease was partially offset by an increase of approximately $0.1 million in revenue generated from the Company's participation in net profits from certain of its fee-for-service series.

          Total cost of revenue decreased by 44%, or $6.1 million, to $ 7.9 million for the three months ended June 30, 2000, from $14.0 million for the three months ended June 30, 1999. Total cost of revenue, as a percentage of sales, increased by 8% to 100%, primarily due to lower fee-for-service margins.

          Total selling, general and administrative expenses for the three months ended June 30, 2000 decreased by $0.6 million to $0.9 million from $1.5 million for the comparable period in 1999, due primarily to decreased development costs.

          Operating loss was $0.9 million for the three months ended June 30, 2000, as compared to a loss of $0.4 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

          Total revenue decreased by 25%, or $6.9 million, to $20.6 million for the six months ended June 30, 2000, from $27.5 million for the comparable period in the prior year. Total revenue decreased primarily because the Company delivered significantly fewer episodes of programming in the first six months of 2000 as compared to the first six months of 1999.

          The Company delivered 29 "fee-for-services" episodes during the six months ended June 30, 2000, compared to 45 episodes in the comparable period in 1999. Fee-for-services revenue decreased 25%, or $6.5 million, to $19.2 million for the six months ended June 30, 2000, from $25.7 million during the comparable period in 1999.

          The Company delivered no "proprietary" episodes during the six months ended June 30, 2000 or 1999. "Proprietary" revenue remained constant at $0.3 million for the six months ended June 30, 2000 and 1999.

          Other revenue decreased by approximately $0.4 million during the six months ended June 30, 2000, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $0.7 million in revenue from commercials and specials, from the Company's creative services division and the Company's live action unit. The decrease was offset by an increase of $0.3 million in revenue from the Company's participation in net profits from certain of its fee-for-service series and the Company's feature unit.

          Total cost of revenue decreased by 19%, or $4.9 million, to $20.5 million for the six months ended June 30, 2000, from $25.4 million for the six months ended June 30, 2000. Total cost of revenue, as a percentage of sales, increased by 7% to 100%, primarily due to lower fee-for-service margins and lower commercial and special margins.

          Total selling, general and administrative expenses for the six months ended June 30, 2000 decreased by $0.9 million to $2.2 million from $3.1 million for the comparable period in 1999, due primarily to decreased costs in the development department partially offset by one-time costs incurred in connection with the termination of certain administrative employees.

          Operating loss was $2.1 million for the six months ended June 30, 2000, as compared to a loss of $1.0 million for the six months ended June 30, 1999.

Certain Events

Nasdaq Small Cap Market.

          Trading of our common stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap Market on June 27, 2000. This transfer was made pursuant to an application that we filed with Nasdaq. We applied for this transfer because we were no longer in compliance with the listing requirements of the Nasdaq National Market.

          On May 19, 2000 Mike Medavoy joined the Board of Directors of Film Roman, Inc.

          On June 16, 2000 Steve Tisch joined the Board of Directors of Film Roman, Inc.

Foreign Distribution Agreement

          In April of this year the Company entered into a foreign distribution agreement with the Harvey Entertainment Company. Under the terms of this agreement, Harvey will distribute for a period of two years, outside of the US and Canada, all television rights which the Company designates. The Company has heretofore designated its current library for distribution under this agreement. This arrangement enables the Company to reduce its overhead attributable to the international division. Given the size of the Company's library, management believes that this arrangement is more cost effective than distributing its own product, while at the same time enabling the Company to continue to seek co-production and other international arrangements. Moreover, the term is sufficiently short so as to enable management to reevaluate its international distribution strategy as the market changes.

Liquidity and Capital Resources

          At June 30, 2000, the Company had cash and short-term investments of approximately $4.4 million compared to $7.6 million at December 31, 1999. The Company's cash and short-term investment balances have continued to decline since December 31, 1999 and the Company expects cash to decline further during fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it may be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and internet investments. In such a case, the Company may need to secure additional equity or debt financing during fiscal 2000/2001 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock and listing performance may make it difficult for the Company to attract equity investments on terms that are favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

          For the six months ended June 30, 2000, net cash used for operating activities was $3,152,109 due to cash used in connection with film production activities, and with a decrease in accounts receivable offset by an increase in deferred revenue. For the six months ended June 30, 2000, net cash used for investing activities was $92,512 due to additions to property and equipment. Net cash generated by financing activities for the first six months of 2000 was $58,938 related to the exercise of Company stock options.

          The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 (FAS 53). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 2000, the Company had a balance in its deferred revenue account of $21.1 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

Recent Accounting Pronouncements

          In June 2000, the American Institute of Certified Public Accountants issued SOP 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Development costs for abandoned projects and certain indirect overhead costs are to be charged directly to expense instead of those costs being capitalized to film costs, which is what current guidance prescribes. The Company is in the process of evaluating the overall impact of SOP 00-2, which is effective for fiscal years beginning after December 15, 2000, on its consolidated financial statements. The Company does not anticipate such adoption will have a material impact on future earning or its financial position.

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

          Dependence on a Limited Number of Television Programs. Our revenue has historically come from the production of a relatively small number of animated television programs. For example, King of the Hill, The Simpsons, Family Guy and Mission Hill accounted for approximately 33%, 30%, 14% and 12%, respectively, of our total revenue for the year ended December 31, 1999. We cannot assure that broadcasters will continue to broadcast our "proprietary" or "fee-for-services" programs or that we will continue to be engaged to produce.

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

          Nasdaq SmallCap Market. Trading of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap market on June 27, 2000. If we do not continue to meet the listing criteria for the Nasdaq SmallCap Market, it could materially adversely affect our stock price.

          Volatility of Stock Price. The market price of our common stock could fluctuate significantly in response to our operating results and other factors.

          Impending Labor Strikes. The existing collective bargaining agreement governing contracts and agreements with members of the Writers' Guild is due to expire on April 30, 2001. Additionally, the existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors' Guild is set to expire on June 30, 2001. In the event that either or both of these collective bargaining agreements is allowed to expire and a strike or strikes occur, our ability to deliver programming will be materially affected as the vast majority of our current programming is subject to both collective bargaining agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

          The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the six months ended June 30, 2000, the Company earned interest income of $141,481.

          The Company is not exposed to significant foreign exchange rate risk. All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

          The 2000 Annual Meeting of Stockholders of the Company was held on June 14, 2000. The following matters were submitted to stockholders for a vote:

            1. Election of Robert Cresci as a Class I director to serve for three years or until his successor is duly elected.

                                 Shares Voted


               For         Against       Abstentions       Unvoted
               ---         -------       -----------       -------
               7,828,572   89,972            0             646,646


            2. To approve the amendment and restatement of the 1996 Stock Option
               Plan and the 1999 Non-Employee Directors Stock Option Plan into one, combined plan to be called the 2000 Amended and Restated Stock Option Plan of Film Roman, Inc.

                                 Shares Voted

               For         Against       Abstentions       Unvoted
               ---         -------       -----------       -------
               4,373,196   106,896       9,152             3,429,300

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


INDEX TO EXHIBITS

 Exhibit
 Number      Description
 ------      -----------
 27          Financial Data Schedule

(b)  Reports on Form 8-K.

          On June 28, 2000, the Company filed a Form 8-K reporting (i) the June 15, 2000 appointment of Steven Tisch to serve as director of the Company, and
(ii) the June 27, 2000 transfer of the listing of the common stock of the Company to the Nasdaq SmallCap Market.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2000


                         FILM ROMAN, INC.



                         By: /s/ John Hyde
                             -------------------------------------------------
                             John Hyde
                             President and Chief Executive Officer and Director


                         By: /s/ Joan Thompson
                             --------------------------------------------------
                             Joan Thompson
                             Vice President - Finance