Form 10-Q
period 2000-09-30
FILM ROMAN INC
filed 2000-11-13
CIK 1013236

================================================================================
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     As of November 7, 2000, 8,565,190 shares of common stock, par value $.01 per share, were issued and outstanding.



================================================================================

                               TABLE OF CONTENTS


                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................  3

           Consolidated Balance Sheets as of December 31, 1999 and
           September 30, 2000 (unaudited)....................................  3

           Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1999 and September 30, 2000
           (unaudited).......................................................  4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and September 30, 2000 (unaudited).......  5

           Notes to Consolidated Financial Statements........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........ 16

                          PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.................................. 17

Signatures...................................................................S-1

                        PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,    September 30,
                                                                                    1999             2000
                                                                                ------------     ------------
                                                                                                 (unaudited)
 ASSETS

 Cash and cash equivalents...................................................   $  7,557,673     $  5,205,513
 Accounts receivable.........................................................        480,832          596,811
 Film costs, net of accumulated amortization of $293,461,861 (1999) and
 $318,658,737 (2000).........................................................     18,703,495       28,120,052
 Property and equipment, net of accumulated depreciation and
 amortization of $2,021,674 (1999) and $2,325,021 (2000).....................        950,651          791,158
 Deposits and other assets...................................................        457,093          559,882
                                                                                ------------     ------------
 Total Assets................................................................   $ 28,149,744     $ 35,273,416
                                                                                ============     ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable............................................................   $  1,714,705     $    928,804
 Accrued expenses............................................................      2,496,581        1,946,142
 Deferred revenue............................................................     19,327,253       30,055,061
                                                                                ------------     ------------
 Total liabilities...........................................................     23,538,539       32,930,007

 Stockholders' equity

 Preferred Stock, $0.01 par value, 5,000,000 shares
 authorized, none issued.....................................................         --               --

 Common stock, $0.01 par value, 20,000,000 shares
 authorized, 8,524,190 shares issued and outstanding at
 December 31, 1999 and 8,565,190 shares issued and
 outstanding at September 30, 2000                                                    85,243           85,653

 Additional paid-in capital..................................................     36,311,837       36,370,364

 Accumulated deficit.........................................................    (31,785,875)     (34,112,608)
                                                                                ------------     ------------
          Total stockholders' equity.........................................      4,611,205        2,343,409
                                                                                ------------     ------------
          Total liabilities and stockholders' equity.........................   $ 28,149,744     $ 35,273,416
                                                                                ============     ============



                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months ended                      Nine Months ended
                                                 September 30,                           September 30,
                                       --------------------------------        -------------------------------
                                          1999                 2000               1999                2000
                                       -----------           ----------        -----------         -----------
 Revenue.......................        $ 3,630,045           $5,039,889        $31,082,974         $25,671,673

 Cost of revenue...............          3,970,932            4,651,857         29,369,484          25,196,846

 Selling, general and
  administrative expenses......          1,692,342              833,876          4,759,851           3,012,806
                                       -----------           ----------        -----------         -----------
 Operating loss................         (2,033,229)            (445,844)        (3,046,361)         (2,537,979)

 Interest income...............             79,051               71,353            297,685             212,834

 Loss before provision for
  income taxes.................         (1,954,178)            (374,491)        (2,748,676)         (2,325,145)

 Provision for income taxes....              5,594                    0             10,849               1,588

 Net loss......................        $(1,959,772)          $ (374,491)       $(2,759,525)        $(2,326,733)
                                       ===========           ==========        ===========         ===========



 Net loss per share basic and
  diluted......................        $     (0.23)          $    (0.04)       $     (0.32)        $     (0.27)
                                       ===========           ==========        ===========         ===========
 Weighted average number of
  shares outstanding basic and
  diluted......................          8,524,190            8,565,190          8,523,405           8,563,175
                                       ===========           ==========        ===========         ===========



                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months ended
                                                                       September 30,
                                                              ----------------------------------
                                                                   1999               2000
                                                               ------------       ------------
 Operating activities:
 Net loss................................................      $ (2,759,525)      $ (2,326,733)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization...........................           323,264            303,347
 Amortization of film costs..............................        29,369,484         25,196,846
 Changes in operating assets and liabilities:
   Accounts receivable...................................           293,050           (115,979)
   Film costs............................................       (35,994,948)       (34,613,403)
   Deposits and other assets.............................           (92,330)          (102,789)
   Accounts payable......................................           394,214           (785,901)
   Accrued expenses......................................           300,289           (550,440)
   Deferred revenue......................................         2,681,253         10,727,808
                                                               ------------       ------------
   Net cash used in operating activities.................        (5,485,249)        (2,267,244)

 Investing activities:

 Additions to property and equipment.....................          (238,014)          (143,854)
                                                               ------------       ------------
 Net cash used in investing activities...................          (238,014)          (143,854)

 Financing activities:

 Options Exercised.......................................             2,860             58,938
                                                               ------------       ------------
 Net cash  provided by financing activities..............             2,860             58,938
 Net decrease in cash and cash equivalents...............        (5,720,403)        (2,352,160)
 Cash and cash equivalents at beginning of period........        11,287,386          7,557,673
                                                               ------------       ------------
 Cash and cash equivalents at end of period..............      $  5,566,983       $  5,205,513
                                                               ============       ============


                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries: Film Roman, Inc., a California corporation, Namor Productions, Inc., a California corporation, Chalk Line Productions, Inc., a California corporation, Diversion Entertainment, Inc., a Delaware corporation, Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 1999 and 2000, and the cash flows for the nine months ended September 30, 1999 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

     For the three months and the nine months ended September 30, 1999 and 2000, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisting of outstanding stock options are not included since they are antidilutive.

(3) - Film Costs

     The components of unamortized film costs consist of the following:


                                                        December 31, 1999       September 30, 2000
                                                        ------------------          (unaudited)
                                                                                    -----------
 Film productions released, net of amortization......          $ 1,029,946                $   652,198

 Film productions in process.........................           17,174,838                 26,421,290

 Film productions in development.....................              498,711                  1,046,564
                                                               -----------                -----------
                                                               $18,703,495                $28,120,052
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

(5) - Recent Accounting Pronouncements

     In June 2000, the American Institute of Certified Public Accountants issued SOP 00-2, "Accounting by Producers or Distributors of Films". SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Development costs for abandoned projects and certain indirect overhead costs are to be charged directly to expense instead of those costs being capitalized to film costs, which is what current guidance prescribes. The Company is in the process of evaluating the overall impact of SOP 00-2, which is effective for fiscal years beginning after December 15, 2000, on its consolidated financial statements. The Company does not anticipate such adoption will have a material impact on future earnings or its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company, the 13 episodes of "The Oblongs" currently expected to debut on the WB network ("The WB") in January 2001 and the 13 episodes of "Doomsday" intended to be broadcast starting in the fall of 2001 on UPN; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2000-2001 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risk Related to the Business Risk Factors" included in the Company's Form 10-K for the year ended December 31, 1999. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

     Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television networks, cable television, first-run domestic syndication and international markets. In 1998, the Company expanded its operations to include, on a limited basis, the development and production of feature-length theatrical motion
pictures.   The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced or is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, on a fee-for-service and a proprietary basis.

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

     The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and fees from producing programs for third parties. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenue that exceed its costs.

     The Company is also continuing expansion of its production capabilities into live action and expansion of its intended markets beyond television, including motion pictures, cable, direct-to-video, commercials and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such productions cannot be predicted with certainty. The Company has a very limited history of developing, producing or distributing live action television, computer generated animation and theatrical film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.


The Company's 2000-2001 Production Schedule

     The Company has historically been a major producer of animated prime time, first run syndicated and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and Warner Brothers); syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, King, Fox, MGM and Viacom); and cable networks and services (USA, Disney Channel, Fox Family, HBO, Showtime and TNT).

     The Company is currently scheduled to produce the following programming for the 2000-2001 broadcast season:

          The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its twelfth season and now the longest-running prime time animated series in television history, The Simpsons has been honored with a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and three Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

          The Oblongs. The Company is currently scheduled to produce 13 episodes of The Oblongs which is currently expected to be broadcast in January 2001 on the WB Network. The Oblongs is a new half-hour, prime time animated television series.

          Doomsday. The Company is currently scheduled to produce 13 episodes of Doomsday, which is intended to be broadcast starting in the fall of 2001 on UPN. Doomsday is a new half-hour, prime time television series, in which the Company has a proprietary interest.

          X-Men. The Company is currently scheduled to produce 13 episodes of X-Men, which airs Saturday mornings on the WB Network. X-Men is a new half-hour, animated television series.

          My First Mister. The Company completed in the first quarter of 2000 principal photography for My First Mister, a live-action feature film financed by a third party which stars Albert Brooks and Leelee Sobiesky and is directed by Christine Lahti.

          Twelfth Lap. The Company is currently producing one movie-of-the-week, Twelfth Lap, for the Disney Channel, which is scheduled to be broadcast during the 2001 broadcast season.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Total revenue increased by 39%, or $1.4 million, to $5.0 million for the three months ended September 30, 2000, from $3.6 million for the comparable period in the prior year. Total revenue increased primarily because the Company delivered more prime time fee-for-services episodes during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     The Company delivered six fee-for-services episodes during the three months ended September 30, 2000, compared to four episodes in the comparable period in 1999. Fee-for-services revenue increased 92%, or $2.3 million, to $4.8 million for the three months ended September 30, 2000, from $2.5 million during the comparable period in 1999.

     The Company delivered no proprietary episodes during the three months ended September 30, 2000 or 1999. Proprietary revenue consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased by almost 100% or $0.4 million, to almost zero for the three months ended September 30, 2000, from $0.4 million in the comparable three month period in 1999.

     Other revenue decreased by approximately $0.5 million during the three months ended September 30, 2000, as compared to the same period of the prior year. The decrease is due to a decrease in revenue from commercials and specials, from the Company's creative services division and the Company's live action unit.

     Total cost of revenue increased by 18%, or $0.7 million, to $4.7 million for the three months ended September 30, 2000, from $4.0 million for the three months ended September 30, 1999. Total cost of revenue, as a percentage of sales, decreased by 17% to 94%, primarily due to higher fee-for-service margins offset by lower commercial and special margins.

     Total selling, general and administrative expenses for the three months ended September 30, 2000 decreased by $0.9 million to $0.8 million from $1.7 million for the comparable period in 1999, due primarily to decreased development expenses, lower general and administrative costs and lower costs in the international division.

     Operating loss was $0.4 million for the three months ended September 30, 2000, as compared to a loss of $2.0 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Total revenue decreased by 17%, or $5.4 million, to $25.7 million for the nine months ended September 30, 2000, from $31.1 million for the comparable period in the prior year. Total revenue decreased because the Company delivered significantly fewer episodes of programming in the first nine months of 2000 as compared to the first nine months of 1999. The Company delivered a total of 35 episodes of programming for the nine months ended September 30, 2000, as compared to 49 episodes for the nine months ended September 30, 1999. This decrease in the number of episodes delivered results from the Company's ceasing production of Family Guy.

     The Company delivered 35 fee-for-services episodes during the nine months ended September 30, 2000, compared to 49 episodes in the comparable period in 1999. Fee-for-services revenue decreased 15%, or $4.2 million, to $24.0 million for the nine months ended September 30, 2000, from $28.2 million during the comparable period in 1999.

     The Company delivered no proprietary episodes during the nine months ended September 30, 2000 and 1999. Proprietary revenue decreased by 43% or $0.3 million, to $0.4 million for the nine months ended September 30, 2000, from $0.7 million in the comparable nine month period in 1999.

     Other revenue decreased by approximately $0.9 million during the nine months ended September 30, 2000, as compared to the same period of the prior year, due primarily to a combined decrease of approximately $1.1 million in revenue from commercials and specials from the Company's creative services division and the Company's live action unit. The decrease was offset by an increase of $0.2 million in revenue from the Company's participation in net profits from certain of its fee-for-service series and the Company's feature unit.

     Total cost of revenue decreased by 14%, or $4.2 million, to $25.2 million for the nine months ended September 30, 2000 from $29.4 million for the nine months ended September 30, 1999. Total cost of revenue, as a percentage of sales, increased by 3% to 98%, primarily due to lower fee-for-services, commercial and special margins.

     Total selling, general and administrative expenses for the nine months ended September 30, 2000 decreased by $1.8 million to $3.0 million from $4.8 million for the comparable period in 1999, due primarily to decreased costs in the development department, lower executive costs and a decrease in international costs.

     Operating loss was $2.5 million for the nine months ended September 30, 2000, as compared to a loss of $3.0 million for the nine months ended September 30, 1999.

Certain Events

Investment by PentaMedia

     On October 23, 2000 the Company announced that its Board of Directors had agreed to a letter of intent pursuant to which PentaMedia Graphics, Ltd. ("PentaMedia"), India's largest multimedia production company, will purchase a 51% stake in Film Roman at closing by means of new common stock issued by the Company. The transaction, which calls for a $15,000,000 investment in the Company by PentaMedia, is targeted to close in January 2001. The Company is negotiating a definitive purchase agreement with PentaMedia which will govern the terms of the stock purchase by PentaMedia. Consummation of the transactions contemplated by the purchase agreement requires approval by regulatory bodies in both the United States and India and approval by Film Roman stockholders. No assurance can be given that regulatory bodies in both countries will approve the purchase or that stockholders of the Company will approve the transaction.

Nasdaq SmallCap Market

     Trading of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap Market on June 27, 2000. This transfer was made pursuant to an application that the Company filed with NASDAQ. The Company applied for this transfer because the Company was no longer in compliance with the listing requirements of the Nasdaq National Market. By letter dated August 29, 2000 (the "Letter"), NASDAQ notified the Company that its common stock has not maintained a minimum bid price of $1.00 over the thirty days prior to the date of the Letter. If the Company has not regained compliance with Marketplace Rule 4310(c)(4) within 90 days of the Letter, the Company's common stock will be delisted. The Company intends to appeal the NASDAQ staff's determination by requesting a hearing before the NASDAQ Listing Qualifications Panel. A hearing request will stay the delisting of the Company's securities pending a decision by the NASDAQ Listing Qualifications Panel.

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

Liquidity and Capital Resources

     At September 30, 2000, the Company had cash and short-term investments of approximately $5.2 million compared to $7.6 million at December 31, 1999. The Company's cash and short-term investment balances have continued to decline since December 31, 1999, and the Company expects cash to decline further during fiscal 2000. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it may be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series, feature films and internet investments. To enable the Company to pursue such strategies, the Company entered into the letter of intent with PentaMedia discussed previously (See Investment by PentaMedia).

     In the event the investment by PentaMedia is not approved or closed, the Company may need to secure additional equity or debt financing during fiscal 2000/2001 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock and listing performance may make it difficult for the Company to attract equity investments on terms that are favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

     For the nine months ended September 30, 2000, net cash used in operating activities was $2,267,244 due to cash used in connection with film production activities offset by an increase in deferred revenue. Cash used in investing activities for the nine months ended September 30, 2000 was $143,854 due to additions to property and equipment. Cash provided by financing activities for the nine months ended September 30, 2000 was $58,938 related to the exercise of the Company's stock options.

     The Company recognizes revenues in accordance with the provisions of Financial Accounting Standards Board Statement No. 53 ("FAS 53"). Cash collected in advance of revenue recognition is recorded as deferred revenue. As of September 30, 2000, the Company had a balance in its deferred revenue account of $30.1 million. There will be an appropriate net cost to the Company (future receipts less future expenditures) of $1.3 million to finish the programs for which cash has been collected in advance and included in deferred revenue.

Recent Accounting Pronouncements

     In June 2000, the American Institute of Certified Public Accountants issued SOP 00-2, "Accounting by Producers or Distributors of Films." SOP 00-2 establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. Development costs for abandoned projects and certain indirect overhead costs are to be charged directly to expense instead of those costs being capitalized to film costs, which is what current guidance prescribes. The Company is in the process of evaluating the overall impact of SOP 00-2, which is effective for fiscal years beginning after December 15, 2000, on its consolidated financial statements. The Company does not anticipate such adoption will have a material impact on future earnings or its financial position.

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

  Dependence on a Limited Number of Television Programs. Company revenue has historically come from the production of a relatively small number of animated television programs. For example, King of the Hill, The Simpsons, Family Guy and Mission Hill accounted for approximately 33%, 30%, 14% and 12%, respectively, of the Company's total revenue for the year ended December 31, 1999. No assurance can be given that broadcasters will continue to broadcast Film Roman proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce programming.

  Impact of FCC Regulations. Certain FCC rules may adversely affect the number of time slots available for Film Roman productions.

  Risks of Vertical Integration. Over the last decade, broadcasters, distributors and producers of televison and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. Film Roman has not entered into any of these relationships. As a result, the number of time slots available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, may decrease, making it more difficult to compete successfully for available time slots.

  Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by FOX, CBS and ABC may continue to decrease and make it difficult for the Company to finance certain proprietary programs.

  Current Programs May Not Sustain Their Popularity and New Programs May Not Become Popular. The Company derives substantially all of its revenue from the production and distribution of animated television programs. Each production is an individual artistic work, and consumer reaction will determine its commercial success. No assurance can be made that the Company will be able to continue to create entertaining episodes for its existing programs or that the Company will be able to create new programs that are appealing to broadcasters.

  Risks Related to Expansion of Production of Proprietary Programming. The Company intends to expand its production of programming for which it owns or controls certain licensing and/or distribution rights ("proprietary programming"). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, feature film and interactive/game development ("proprietary rights"). While the Company seeks to limit the financial risk associated with the development of its proprietary programming by obtaining commitments prior to production to cover at least 50% of its direct production costs, the Company cannot be sure that it will be able to recover the balance of its production and overhead costs through the exploitation of its remaining rights.

  Risk of Budget and Cost Overruns. Although the Company reviews cost reports and updates its cost projections regularly and has generally completed each production within its budget, no assurance can be made that the actual production costs for programming will remain within budget.

  Risks Related to Overestimation of Revenue or Underestimation of Costs. The Company follows Financial Accounting Standards Board Statement No. 53, "Individual Film Forecast" ("FASB 53"), regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. The Company amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. No assurances can be made that these write-downs will not have a significant impact on results of operations and financial condition.

  Competition. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. The Company competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than the Company does. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children's and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies which receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that it will be able to remain competitive.

  Risks Related to International Operations. There are many risks inherent in the Company's international business activities. Projects could be adversely affected by:

    .   reversals or delays in the opening of foreign markets to new competitors;
    .   unexpected changes in regulatory requirements;
    .   export controls, tariffs and other barriers;
    .   currency fluctuations;
    .   investment policies;
    .   nationalization, expropriation and limitations on repatriation of cash;
        and
    .   social and political risks.

  Overseas Subcontractors. Like other producers of animated programming, the Company subcontracts some of the less creative and more labor-intensive components of our production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees which may result in increased production costs or the Company's inability to contract with its preferred overseas studios.

    Risks Associated with Possible New Businesses. The Company has begun live action television production, feature film development and production (both live action and animation) and direct-to-video production (both live action and animation). The television, feature film and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that Film Roman's projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

    Technological Changes; Possible Changes in Production of Our Products. The proliferation of new production technologies may change the manner in which the animation industry creates and distributes programming. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cel animation, to create their animated programming. The Company cannot be sure that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause its historical methods of producing animation to become less cost competitive or less appealing to our audiences. In addition, the Company cannot be sure that it will be able to adapt to such changes in a cost-effective manner.

    Dependence upon Key Personnel. The Company's success depends to a significant extent upon the expertise and services of John Hyde, its President and Chief Executive Officer. Although the Company has employment agreements with Mr. Hyde and certain other key management personnel, the loss of services of Mr. Hyde and/or other key management personnel could have an adverse effect on the Company's business, results of operations and financial condition. The Company does not currently carry "key man" life insurance policies on any of its executives.

    Casualty Risks. Substantially all of the Company's operations and personnel are located in its North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. If a disaster were to occur, the Company's disaster recovery plans may not be adequate to protect the Company and its business interruption insurance may not fully compensate the Company for losses.

    Possible Adverse Effect of Anti-takeover Provisions. Certain provisions of the Company's certificate of incorporation, by-laws and Delaware law (including a stockholders rights plan (sometimes referred to as a "poison pill") which was adopted in 1998) could be used by the incumbent management to make it substantially more difficult for a third party to acquire control of the Company. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company's common stock.

    In addition, the Company's corporate documents authorize the Board of Directors to issue shares of preferred stock and to establish the rights of that preferred stock without stockholder approval. If the Board issues preferred stock, it could have the effect of delaying or preventing a change in control of the Company, even if a change in control were in its best interests.

    Nasdaq SmallCap Market. Trading of the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market on June 27, 2000. If the Company does not continue to meet the listing criteria for the Nasdaq SmallCap Market, it could materially adversely affect the Company's stock price.

    Volatility of Stock Price. The market price of the Company's common stock could fluctuate significantly in response to the Company's operating results and other factors.

    Impending Labor Strikes. The existing collective bargaining agreement governing contracts and agreements with members of the Writers' Guild is due to expire on April 30, 2001. Additionally, the existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors' Guild is set to expire on June 30, 2001. In the event that either or both of these collective bargaining agreements is allowed to expire and a strike or strikes occur, the Company's ability to deliver programming will be materially affected as the vast majority of its current programming is subject to both collective bargaining agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

    The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the nine months ended September 30, 2000, the Company earned interest income of $212,834.

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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule

(b)  Reports on Form 8-K

     (1) On October 23, 2000, the Company filed a Form 8-K reporting that the Company entered into a Letter of Intent with Pentamedia Graphics, Ltd. regarding the purchase of common stock from the Company by PentaMedia Graphics, Ltd. which would give PentaMedia Graphics, Ltd. ownership of 51% of the Company's common stock.

     (2) On October 13, 2000, the Company filed a Form 8-K reporting that John Vein, Chief Operating Officer of Film Roman, Inc., announced his resignation from the Company.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2000


                       FILM ROMAN, INC.



                       By:   /s/ Dixon Q. Dern
                          -----------------------------------------------------
                             Dixon Q. Dern
                             Secretary


                       By:   /s/ Michael B. Winchester
                          -----------------------------------------------------
                             Michael B. Winchester
                             Executive Vice President and Chief Financial
                              Officer

INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------
27        Financial Data Schedule