Form 10-Q
period 2001-03-31
FILM ROMAN INC
filed 2001-05-14
CIK 1013236

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      12020 Chandler Boulevard, Suite 300
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

          As of April 30, 2001, 8,565,190 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION

Item 1      Financial Statements...........................................................................    3

               Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)..........    3

               Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and
                 March 31, 2001 (unaudited)................................................................    4

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and
                 March 31, 2001 (unaudited)................................................................    5

               Notes to Consolidated Financial Statements..................................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................................    7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....................................   13

                          PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds......................................................   14

Item 4.     Submission of Matters to a Vote of Security Holders............................................   14

Item 6.     Exhibits and Reports on Form 8-K...............................................................   15

Signatures.................................................................................................   16

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                                FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,     March 31,
                                                                                                  2000            2001
                                                                                               -----------      ---------
                                                                                                              (unaudited)
                         ASSETS
                         ------
Cash and cash equivalents..................................................................   $  4,203,221    $  1,586,245
Accounts receivable........................................................................        249,893         391,336
Film costs, net of accumulated amortization of
       $336,568,427 (2000) and $354,821,999 (2001).........................................     24,558,709      16,665,443
Property and equipment, net of accumulated depreciation and
      amortization of $2,437,270 (2000) and $2,537,270 (2001)..............................        735,552         668,026
Deposits and other assets..................................................................        652,455         869,879
                                                                                              ------------    ------------
Total Assets...............................................................................   $ 30,399,830    $ 20,180,929
                                                                                              ============    ============

                       LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Accounts payable...........................................................................   $  1,672,785    $  1,037,300
Accrued expenses...........................................................................      1,826,860       1,418,640
Deferred revenue...........................................................................     24,815,940      15,942,937
                                                                                              ------------    ------------
Total liabilities..........................................................................     28,315,585      18,398,877

Stockholders' equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued.................             --              --

Common stock, $.01 par value, 40,000,000 shares authorized,
        8,565,190 shares issued and outstanding in 2000 and 2001...........................         85,652          85,652

Additional paid-in capital.................................................................     36,370,365      36,370,365

Accumulated deficit........................................................................    (34,371,772)    (34,673,965)
                                                                                              ------------    ------------
Total stockholders' equity.................................................................      2,084,245       1,782,052
                                                                                              ------------    ------------
Total liabilities and stockholders' equity.................................................   $ 30,399,830    $ 20,180,929
                                                                                              ============    ============


                             See accompanying notes

                                FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months ended
                                                                                     March 31,
                                                                                ------------------
                                                                             2000                   2001
                                                                         -----------            -----------
Revenue.......................................................           $12,695,681            $19,198,579
Cost of revenue...............................................            12,609,861             18,253,572
Selling, general and administrative expenses..................             1,307,155                922,842
                                                                         -----------            -----------
Operating income (loss).......................................            (1,221,335)                22,165
Interest income...............................................                70,923                 39,642
Income (loss) before cumulative effect of a change in
 accounting principle and provision for income taxes..........            (1,150,412)                61,807

Cumulative effect of a change in accounting principle.........                     -                364,000
Provision for income taxes....................................                 1,570                      -
                                                                         -----------            -----------
Net loss......................................................           $(1,151,982)           $  (302,193)
                                                                         ===========            ===========
Income (loss) before cumulative effect of a change in
 accounting principle, per common share basic & diluted.......           $     (0.13)           $      0.01
                                                                         ===========            ===========
Net loss, per common share basic & diluted....................           $     (0.13)           $     (0.04)
                                                                         ===========            ===========
Weighted average number of shares outstanding basic and
 diluted......................................................             8,559,124              8,565,190
                                                                         ===========            ===========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Three Months ended
                                                                                                      March 31,
                                                                                                   --------------
                                                                                                2000            2001
                                                                                              --------        --------
Operating activities:
   Net loss..............................................................................   $ (1,151,982)   $   (302,193)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.......................................................         87,889         100,000
     Amortization of film costs..........................................................     12,609,861      18,253,572
     Cumulative effect of a change in accounting principle...............................              -         364,000

   Changes in operating assets and liabilities:
     Accounts receivable.................................................................       (227,930)       (141,443)
     Film costs..........................................................................    (10,340,755)    (10,724,306)
     Deposits and other assets...........................................................        (39,569)       (217,424)
     Accounts payable....................................................................     (1,023,929)       (635,485)
     Accrued expenses....................................................................       (616,906)       (408,220)
     Deferred revenue....................................................................       (745,309)     (8,873,003)
                                                                                            ------------    ------------
     Net cash used in operating activities...............................................     (1,448,630)     (2,584,502)

Investing activities:
   Additions to property and equipment...................................................        (53,102)        (32,474)
                                                                                            ------------    ------------
     Net cash used in investing activities...............................................        (53,102)        (32,474)

Financing activities:
   Exercise of Stock Options.............................................................         58,938               -
                                                                                            ------------    ------------
       Net cash provided by financing activities.........................................         58,938               -
                                                                                            ------------    ------------
   Net decrease in cash..................................................................     (1,442,794)     (2,616,976)
                                                                                            ------------    ------------
   Cash and cash equivalents at beginning of period......................................      7,557,673       4,203,221
                                                                                            ------------    ------------
   Cash and cash equivalents at end of period............................................   $  6,114,879    $  1,586,245
                                                                                            ============    ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Income taxes....................................................................   $      8,400    $      6,000
                                                                                            ============    ============

                             See accompanying notes

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation; and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2000 and 2001 and the cash flows for the three months ended March 31, 2000 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

     For the three months ended March 31, 2000 and 2001, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - Film Costs

     The components of unamortized film costs consist of the following:

                                                            December 31,         March 31,
                                                              2000            2001 (unaudited)
                                                            -----------       ----------------
Film productions released, net of amortization               $   678,154       $   583,844

Film productions in process                                   22,549,666        14,555,071

Film productions in development                                1,330,889         1,526,528
                                                             -----------       -----------
                                                             $24,558,709       $16,665,443
                                                             ===========       ===========

(4) - Pentamedia Transaction

      The Company had anticipated the receipt of $15,000,000 in cash from the issuance and sale of common stock to Pentamedia Graphics, Ltd. However the transaction as approved by the stockholders did not close by the end of the quarter. The two companies are currently restructuring the transaction.

(5) - Change in Accounting Principle

     In June 2000, Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP-002") was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001.

     The SOP requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of the SOP, the Company recorded a non-cash charge of $364,000 to reduce the carrying value of its film inventory.
Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle on the accompanying consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2001-2002 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Risks Related to the Business Risk Factors" in the Company's Form 10-K for the year ended December 31, 2000. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

     Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-service and a proprietary basis.

     Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years.

     The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission ("FCC") governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover a portion of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

     Film Roman has begun live action television production with the expectation of television production (both live action and animation) and direct-to-video production (both live action and animation). The television and direct-to-video industries are highly speculative and involve a substantial degree of risk. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a limited history of developing, producing and distributing live action television, computer generated animation and theatrical film productions, and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television or direct-to-video productions or that, if produced, such productions will be profitable.

The Company's 2001 Production Schedule

     The Company has historically been a major producer of animated prime time, first run syndicated, and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and WB); syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, King, Fox, MGM and Viacom); and cable networks and services (USA, Disney Channel, Fox Family, HBO, Showtime and TNT). The Company also has animated four commercials, two for Nestle and two for Suntory.

     The Company is currently scheduled to produce the following programming for the 2000-2001 broadcast season:

                The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its thirteenth season and now the longest-running prime time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

                King of the Hill. The Company is currently scheduled to produce 24 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells the hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

                The Oblongs. The Company is currently scheduled to produce 13 episodes of The Oblongs, which debuted on the WB Network in March 2001, if WB Network renews its contract with the Company.

                X-Men. The Company is currently scheduled to produce 13 episodes of X-Men to be exhibited on the WB Network during the fall of 2001.

                Day Dreams. The Company is developing a live action half hour television series.

                Santa Claus Brothers. The Company is developing with Nelvana a one-hour Christmas special using 3D animation that will air on the Disney Channel.

                Tara. The Company is producing a live action direct-to-video two-hour film that stars Ice T and Isaiah Washington, and is directed by Leslie Small. This is one of a three-picture direct-to-video package entitled Urban Thrillaz.

                Doomsday. The Company is currently in the final stage of development of a proposed series entitled Doomsday to be produced in association with Howard Stern Productions, among others, for broadcast over UPN.

                Werner. The Company is producing a digitally animated pilot for a series distributed by Platinum Studios both on the Internet and via traditional television.

                Hairballs. The Company is developing this animated series for broadcast.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Total revenue increased by 51%, or $6.5 million, to $19.2 million for the quarter ended March 31, 2001, from $12.7 million for the quarter ended March 31, 2000. Total revenue increased because the Company delivered more fee-for-services episodes and because the Company delivered a movie-of-the-week special.

     The Company delivered 38 fee-for-services episodes during the quarter ended March 31, 2001 compared to 18 episodes in the comparable period in 2000. Fee-for-services revenue increased 29%, or $3.5 million, to $15.3 million for the quarter ended March 31, 2001, from $11.8 million in the comparable period in 2000 as a result of the increase in episodes delivered.

     The Company delivered no proprietary episodes for the quarters ended March 31, 2001 and 2000. Proprietary revenue consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue decreased 73% or $0.2 million to $0.1 million for the three months ended March 31, 2001 from $0.3 million for the three months ended March 31, 2000.

     Other revenue increased to $3.8 million for the quarter ended March 31, 2001 compared to $0.6 million for the quarter ended March 31, 2000. The increase is primarily due to the delivery of a movie-of-the-week special.

     Total cost of revenue increased by 45%, or $5.6 million, to $18.3 million for the quarter ended March 31, 2001, from $12.6 million for the quarter ended March 31, 2000. Total cost of revenue as a percentage of sales decreased 4% to 95% for the quarter ended March 31, 2001, from 99% in the comparable period in 2000 due to higher fee-for-service margins.

     Total selling, general and administrative expenses for the quarter ended March 31, 2001 decreased by $0.4 million to $0.9 million from $1.3 million for the comparable period in 2000, due primarily to lower general and administrative costs and a decrease in development expenses.

     Operating income was $0.02 million for the quarter ended March 31, 2001, as compared to a loss of $1.2 million for the quarter ended March 31, 2000.

Subsequent Events

     Pentamedia Transaction

     On April 6, 2001, Film Roman announced, that it appeared Pentamedia was not prepared to close the transaction on the terms agreed to by the parties in the definitive Stock Purchase Agreement (the "Agreement") and approved by the Company's stockholders. The Company subsequently extended the closing date until April 13, 2001, and discussions between the parties continued. However, on April 13, 2001 the Company formally notified Pentamedia of Pentamedia's breach of the Agreement between the two companies. Pentamedia failed to tender payment of $15,000,000 in exchange for Film Roman common stock that the Company was prepared to issue pursuant to the Agreement. Under the terms of the Agreement, Pentamedia had 15 days to cure the breach and tender payment for the shares before Film Roman could terminate the Agreement and initiate arbitration proceedings. Pentamedia subsequently provided new proposals to the Company and on May 2, 2001, Film Roman announced that the two companies had reached agreement on a restructured transaction, the final terms of which are being negotiated.

     Under the new terms, Pentamedia will be issued one new share of Film Roman's common stock for each $1.17 in value Film Roman receives from Pentamedia. Upon completion of the transaction, Pentamedia will own up to 49.946% of Film Roman's common stock, with an overall valuation of up to $10,000,000. The specifics of the restructured transaction are being finalized by the two companies. Although under the original Agreement it had been contemplated that five nominee-directors from Pentamedia would be elected, those nominees withdrew and the stockholders elected Phil Roman, John Hyde, Dixon Q. Dern, Robert Cresci, Peter Mainstain, Michael Medavoy, Steven Tisch and Daniel Villanueva to the Board of Directors of the Company. As currently anticipated, Pentamedia will have the right to one seat on the Company's Board of Directors upon closing of the transaction and one additional seat upon Film Roman's receiving the full ten million dollars ($10,000,000) cash consideration. There can be no assurance that the transaction will be consummated.

Liquidity and Capital Resources

     At March 31, 2001, the Company had cash and short-term investments of approximately $1.6 million compared to $4.2 million at December 31, 2000. The Company's cash and short-term investment balances have continued to decline since December 31, 2000 and the Company expects cash to decline further during the next two quarters of 2001. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the end of the year. However, if the Company is successful in the execution of its more aggressive and broad production strategies, it will be required to make additions to personnel and augment its development and production capabilities in the areas of animated programming, computer generated animated programming, live action television series and internet investments. The equity investment of up to $10,000,000 by Pentamedia, anticipated to be received in increments over the next 14 months, will give the Company additional capital to augment its business plans in the foreseeable future. In the event that the transaction with Pentamedia does not close, or the funds from Pentamedia are not paid as anticipated, the Company believes it has adequate cash to meet operating expenses through the end of this fiscal year. However, the Company may seek to secure alternative equity or debt financing during fiscal 2001 in order to realize its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, the Company's historical stock performance and the stock's recent move from the Nasdaq SmallCap Market to the Over-The-Counter Bulletin Board may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

     For the three months ended March 31, 2001, net cash used for operating activities was $2,584,502 due to cash used in connection with film production activities, and by a decrease in deferred revenue. For the three months ended March 31, 2001, net cash used for investing activities was $32,474 due to additions to property and equipment. No cash was generated by financing activities for the first three months of 2001.

     The Company recognizes revenues in accordance with the provisions of Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 2001, the Company had a balance in its deferred revenue account of $15.9 million. There will be no net cost to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

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

     Dependence on a Limited Number of Television Programs. The Company's revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons, The Oblongs and X-Men accounted for approximately 35%, 35%, 16% and 5% respectively, of the Company's total revenue for the year ended December 31, 2000. Film Roman cannot assure that broadcasters will continue to broadcast the Company's proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

     Impact of FCC Regulations. Certain FCC rules may adversely affect the number of time slots available for the Company's productions.

     Risks of Vertical Integration. Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures and other affiliations. Film Roman has not entered into any of these relationships. As a result, the number of time slots available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, may decrease, making it more difficult to compete successfully for available time slots.

     Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS and ABC may continue to decrease and make it difficult for Film Roman to finance certain proprietary programs. However, this may increase the available work for Film Roman in work-for-hire.

     Current Programs May Not Sustain Their Popularity and New Programs May Not Become Popular. Film Roman derives substantially all of its revenue from the production and distribution of animated television programs. Each program is an individual artistic work, and consumer reaction will determine its commercial success. Film Roman cannot assure that the Company will be able to continue to create entertaining episodes for its existing programs or that the Company will be able to create new programs that are appealing to broadcasters.

     Risks Related to Expansion of Production of Proprietary Programming. Film Roman intends to expand its production of programming for which the Company owns or controls certain licensing and/or distribution rights ("proprietary programming"). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising and interactive/game development ("proprietary rights"). While Film Roman seeks to limit the financial risk associated with the development of proprietary programming by obtaining commitments prior to production to cover a portion of its direct production costs, the Company cannot be sure that it will be able to recover the balance of the production and overhead costs through the exploitation of its remaining rights.

     Risk of Budget and Cost Overruns. Although Film Roman reviews cost reports, updates the Company's cost projections regularly and has generally completed each of the Company's productions within its budget, the Company cannot assure that the actual production costs for its programming will remain within budget.

     Risks Related to Overestimation of Revenue or Underestimation of Costs. Effective January 1, 2001, Film Roman follows Statement of Position 00-2 "Accounting by Producers or Distributors of Films" regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Film Roman amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. The Company cannot make assurances that these write-downs will not have a significant impact on its results of operations and financial condition.

     Competition. The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. Film Roman competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than does the Company. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children's and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies that receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that it will be able to remain competitive.

     Overseas Subcontractors. Like other producers of animated programming, Film Roman subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees, which may result in increased production costs, or an inability to contract with the Company's preferred overseas studios.

     Technological Changes; Possible Changes in Production of Products. The proliferation of new production technologies may change the manner in which the animation industry creates and distributes programming. Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cell animation, to create their animated programming. Film Roman cannot be sure that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause the Company's historical methods of producing animation to become less cost competitive or less appealing to its audiences. In addition, the Company cannot be sure that it will be able to adapt to such changes in a cost-effective manner.

     Dependence upon Key Personnel. Film Roman's success depends to a significant extent upon the expertise and services of John Hyde, President and Chief Executive Officer. Although the Company has employment agreements with Mr. Hyde and certain other key management personnel, the loss of services of Mr. Hyde and/or other key management personnel could have an adverse effect on the Company's business, results of operations and financial condition. Film Roman does not currently carry "key man" life insurance policies on any of the Company's executives.

     Casualty Risks. Substantially all of the Company's operations and personnel are located in its North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. If a disaster were to occur, the Company's disaster recovery plans may not be adequate to protect the Company and its business interruption insurance may not fully compensate the Company for its losses.

     Impending Labor Strike. The existing collective bargaining agreement governing contracts and agreements with members of the Screen Actors' Guild is set to expire on June 30, 2001. In the event that this collective bargaining agreement is allowed to expire and a strike occurs, the Company's ability to deliver programming will be materially affected as the vast majority of its current programming is subject to this collective bargaining agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company has not utilized market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

    The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the three months ended March 31, 2001, the Company earned interest income of $39,642.

    The Company is not exposed to significant foreign exchange rate risk. All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

                          PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

    As a result of the annual stockholders meeting held on March 26, 2001 and in anticipation of the Pentamedia transaction, a number of modifications were made to the Certificate of Incorporation and other documents that affect the rights of holders of common stock.

    Removal of Supermajority Voting Provisions. The Board of Directors and stockholders elected to amend the Certificate of Incorporation to revoke the supermajority voting percentage required to amend the Certificate of Incorporation. By approving the removal of the supermajority provisions, stockholders may now amend the Certificate of Incorporation with the affirmative vote of a majority of the outstanding shares, rather than the sixty-six and two-thirds percentage that was previously required. This lowered threshold of approval makes it easier for stockholders to change provisions in the Company's Certificate of Incorporation. The Board of Directors made a similar change to the bylaws of the Company.

     Removal of the Prohibition on Stockholders Acting by Written Consent. The Board of Directors and stockholders elected to amend the Certificate of Incorporation to allow stockholders of Film Roman to act by written consent. The bylaws of the Company were similarly amended by the Board. Removal of the prohibition on acting by written consent allows the stockholders to take corporate action absent a meeting of stockholders. Removal of this provision also makes it easier for stockholders who own a large percentage of shares to take action without seeking the approval of the remaining stockholders.

     Removal of the Staggered Board of Directors. The Board of Directors and stockholders elected to amend the Certificate of Incorporation to remove the provision that divided the directors into three classes serving three-year staggered terms. Under the new Certificate of Incorporation, directors serve one-year terms. The Board also amended the bylaws to remove staggered terms and create one-year terms for all directors. The staggered terms provision acted as an anti-takeover device by dictating that only a portion of the Board of Directors could be up for re-election in any given year. Removal of this provision renders the Board of Directors more susceptible to being replaced at a meeting of the stockholders and allows a majority stockholder to elect a new slate of directors at a single annual meeting.

     Other Amendments to the Bylaws. The bylaws were amended by the Board to allow holders of at least a majority of outstanding voting stock to call a special meeting of the stockholders. In the previous bylaws, the stockholders did not have a right to call a special meeting of stockholders. Additionally, in the amended and restated bylaws, stockholders may remove directors for cause by a vote of the majority of outstanding voting stock, instead of sixty-six and two thirds of the outstanding voting stock, thereby making it easier for stockholders to remove directors for cause.

     Increase in the Number of Authorized Shares of Capital Stock. The Board of Directors and stockholders elected to amend the Certificate of Incorporation to increase the number of shares of common stock authorized from 20,000,000 to 40,000,000 and to increase the number of shares of preferred stock from 5,000,000 to 10,000,000, thereby increasing the total number of authorized shares of capital stock from 25,000,000 to 50,000,000. Currently, there are 8,565,190 shares of common stock issued and outstanding and no shares of preferred stock outstanding. The increase in authorized shares of common stock from 25,000,000 to 40,000,000 increases the total possible dilutive effect on the percentage ownership of existing stockholders should new shares be issued in the future.

     Elimination Of The Rights Plan. The Board of Directors and stockholders elected to eliminate the Rights Plan that was put in place in August 1998 to deter the possible acquisition of Film Roman in a transaction unfavorable to Film Roman stockholders as determined by the Board of Directors. In addition, the Board of Directors eliminated the Certificate of Determination of the Preferred Stock to be issued in conjunction with activation of the Rights Plan. Pursuant to the terms of the Rights Plan, in the event of an unfavorable acquisition, the Company would have the ability to issue preferred stock to pre-acquisition holders of common stock to dilute the value of the shares purchased by the acquirer. As a result of the elimination of the Rights Plan and the Certificate of Determination, the Company is now potentially more susceptible to a takeover that the Board believes is not in the best interest of the Company. However, the Company may now enter into business transactions without incurring the expense of redeeming rights issued pursuant to the Rights Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

    The 2001 Annual Meeting of Stockholders of the Company was held on March 26, 2001. The following matters were submitted to stockholders for a vote:

1. The approval of the Stock Purchase Agreement and the issuance and sale of Common Stock (collectively the "Transaction with Pentamedia");

                            Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                         5,710,733           50                   800                2,853,607

2.   The election of eight out of nine possible directors;

                             Shares Voted

        Name                For           Against               Abstentions           Unvoted
        ----                ---           -------               -----------           -------
Phil Roman               5,711,583           -                       -               2,853,607
John Hyde                5,711,583           -                       -               2,853,607
Dixon Q. Dern            5,711,583           -                       -               2,853,607
Robert Cresci            5,711,583           -                       -               2,853,607
Peter Mainstain          5,711,583           -                       -               2,853,607
Michael Medavoy          5,711,583           -                       -               2,853,607
Steven Tisch             5,711,583           -                       -               2,853,607
Daniel Villanueva        5,711,583           -                       -               2,853,607

3. The removal of supermajority voting provisions concerning amending the Certificate of Incorporation;

                                  Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                         5,711,425           -                      158              2,853,607

4. The removal of provisions in the Certificate of Incorporation prohibiting the stockholders from acting by written consent;

                                   Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                         5,711,375           -                      208              2,853,607


5. The removal of provisions in the Certificate of Incorporation providing for a staggered Board of Directors;

                                  Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                         5,710,625          800                     158              2,853,607

6. The approval of the increase in the authorized shares of capital stock from 25,000,000 to 50,000,000;

                                 Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                        5,711,375            50                     158              2,853,607


7.     The approval of the elimination of the Rights Plan; and

                               Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                        5,711,375            50                   158                2,853,607


8. The ratification of Ernst & Young LLP as independent public auditors for the Company for the current fiscal year;

                               Shares Voted

                             For          Against             Abstentions             Unvoted
                             ---          -------             -----------             -------
                        5,710,783           800                     -               2,853,607


There were no broker non-votes for any of the proposals.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

(b) Reports on Form 8-K.

The Company filed five reports on Form 8-K during the quarter ending March 31, 2001:

(1) The Company filed a report on January 12, 2001 stating that Nasdaq had advised the Company that the Company's common stock would no longer be traded on the Nasdaq SmallCap Market with the opening of business on January 12, 2001.

(2) The Company filed a report on February 5, 2001 announcing that it had signed a definitive agreement with Pentamedia Graphics, Ltd. under the terms of which common stock, subject to stockholder approval, would be issued to Pentamedia sufficient to give Pentamedia a sixty percent ownership interest in the Company.

(3) The Company filed a report on March 9, 2001 announcing that the Company and Michael Winchester, Executive Vice-President and Chief Financial Officer of the Company, had entered into an agreement to terminate Mr. Winchester's employment with the Company as of April 6, 2001.

(4) The Company filed a report on March 23, 2001 related to the upcoming annual meeting at which stockholders would vote on the proposed transaction with Pentamedia Graphics, Ltd.

(5) The Company filed a report on March 28, 2001 announcing that it had held its annual stockholders meeting on March 26, 2001 and that the stockholders had approved the issuance and sale of stock to Pentamedia Graphics, Ltd., and had elected Phil Roman, John Hyde, Dixon Q. Dern, Robert Cresci, Peter Mainstain, Michael Medavoy, Steven Tisch and Daniel Villanueva to the Board of Directors of the Company.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 2001


                       FILM ROMAN, INC.
                       ----------------
                        (Registrant)



                       By: /s/ John Hyde
                          -----------------------------
                          John Hyde
                          President and Chief Executive Officer and Director



                       By: /s/ Joan Thompson
                          ---------------------------
                          Joan Thompson
                          Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number                              Description
--------                            -----------

   3.1      Amended and Restated Certificate of Incorporation of Film Roman, Inc.

   3.2      Amended and Restated Bylaws of Film Roman, Inc.

  #4.1      Specimen Stock Certificate


--------

# Incorporated by reference to a similarly numbered exhibit (or to the exhibit number listed in parentheses) to Amendment Number 1 to the Company's Registration Statement on Form S-1, on Form S-1/A (Registration No. 333-03987), as filed with the Securities and Exchange Commission on July 12, 1996.