Form 10-Q
period 2001-06-30
FILM ROMAN INC
filed 2001-08-13
CIK 1013236

================================================================================
                                 United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

As of July 31, 2001, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

                               TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................................................    3

             Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)............................    3

             Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 2000 and June 30, 2001 (unaudited)..................................................................    4

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and
             June 30, 2001 (unaudited)....................................................................................    5

             Notes to Consolidated Financial Statements...................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................................   15


                                                    PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................................................................   16

Signatures................................................................................................................  S-1

                        PART I.  FINANCIAL INFORMATION



Item 1. Financial Statements



                               FILM ROMAN, INC.

                         CONSOLIDATED  BALANCE SHEETS


                                                                                           December 31,  2000    June 30, 2001
                                                                                          --------------------  ---------------
                                                                                                                  (unaudited)
                                         ASSETS
                                         ------

Cash and cash equivalents...............................................................         $  4,203,221      $  1,912,488
Accounts receivable.....................................................................              249,893           595,963
Film costs, net of accumulated amortization of $336,568,427 (2000) and $364,109,387                24,558,709        16,596,398
 (2001).................................................................................
Property and equipment, net of accumulated depreciation and amortization of $2,437,270                735,552           593,809
 (2000) and $2,637,270 (2001)...........................................................
Deposits and other assets...............................................................              652,455         1,012,709
                                                                                                 ------------      ------------

Total Assets............................................................................         $ 30,399,830      $ 20,711,367
                                                                                                 ============      ============

                                            LIABILITIES AND
                                         STOCKHOLDERS' EQUITY

Accounts payable........................................................................         $  1,672,785      $    969,089
Accrued expenses........................................................................            1,826,860         1,400,034
Deferred revenue........................................................................           24,815,940        17,844,458
                                                                                                 ------------      ------------

Total liabilities.......................................................................           28,315,585        20,213,581


Stockholders' equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued..............                   --                --

Common stock, $.01 par value, 40,000,000 shares authorized, 8,565,190 shares issued and                85,652            85,777
 outstanding in 2000 and  8,577,690 shares issued and outstanding in 2001...............

Additional paid-in capital..............................................................           36,370,365        36,379,615

Accumulated deficit.....................................................................          (34,371,772)      (35,967,606)
                                                                                                 ------------      ------------

Total stockholders' equity..............................................................            2,084,245           497,786
                                                                                                 ------------      ------------

Total liabilities and stockholders' equity..............................................         $ 30,399,830      $ 20,711,367
                                                                                                 ============      ============

                            See accompanying notes

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months ended           Six Months ended
                                                         June 30,                    June 30,
                                                --------------------------  --------------------------
                                                     2000          2001          2000          2001
                                                 ----------   -----------   -----------   -----------
Revenue.......................................   $7,936,103   $ 9,401,056   $20,631,784   $28,599,635
Cost of revenue...............................    7,935,128     9,287,388    20,544,989    27,540,960
Selling, general and
administrative expenses.......................      871,775     1,416,138     2,178,930     2,338,980
                                                 ----------   -----------   -----------   -----------

Operating loss................................     (870,800)   (1,302,470)   (2,092,135)   (1,280,305)


Interest income...............................       70,558         8,829       141,481        48,471
Loss before cumulative effect of a change in
 accounting principle and provision for
 income taxes.................................     (800,242)   (1,293,641)   (1,950,654)   (1,231,834)


Cumulative effect of a change in accounting
 principle....................................           --            --            --      (364,000)

Provision for income taxes....................          (18)           --        (1,588)           --
                                                 ----------   -----------   -----------   -----------

Net loss......................................   $ (800,260)  $(1,293,641)  $(1,952,242)  $(1,595,834)
                                                 ==========   ===========   ===========   ===========

Loss before cumulative effect of a change in
 accounting principle, per common share basic
 & diluted....................................   $    (0.09)  $     (0.15)  $     (0.23)  $     (0.14)
                                                 ==========   ===========   ===========   ===========

Net loss per common share basic
 and diluted..................................   $    (0.09)  $     (0.15)  $     (0.23)  $     (0.19)
                                                 ==========   ===========   ===========   ===========
Weighted average number of
shares outstanding basic and
 diluted......................................    8,565,190     8,565,465     8,562,157     8,565,328
                                                 ==========   ===========   ===========   ===========


                            See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                   Six Months ended
                                                                                                       June 30,
                                                                                           --------------------------------
                                                                                                 2000              2001
                                                                                             -----------       -----------
Operating activities:
   Net loss..............................................................................    $(1,952,242)      $(1,595,834)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.......................................................        197,158           200,000
     Amortization of film costs..........................................................      7,935,128         9,287,388
     Cumulative effect of a change in accounting principles..............................              -           364,000
   Changes in operating assets and liabilities:
     Accounts receivable.................................................................       (184,922)         (346,070)
     Film costs..........................................................................     (9,475,977)       (1,689,077)
     Deposits and other assets...........................................................       (131,646)         (360,255)
     Accounts payable....................................................................       (772,862)         (703,696)
     Accrued expenses....................................................................       (503,213)         (426,825)
     Deferred revenue....................................................................     (1,736,467)       (6,971,482)
                                                                                             -----------       -----------
     Net cash used in operating activities...............................................     (3,152,109)       (2,241,851)
Investing activities:
   Additions to property and equipment...................................................        (92,512)          (58,257)
                                                                                             -----------       -----------
     Net cash used in investing activities...............................................        (92,512)          (58,257)
Financing activities:
   Exercise of Stock Options.............................................................         58,938             9,375
                                                                                             -----------       -----------
       Net cash provided by financing activities.........................................         58,938             9,375
   Net decrease in cash..................................................................     (3,185,683)       (2,290,733)
   Cash and cash equivalents at beginning of period......................................      7,557,673         4,203,221
                                                                                             -----------       -----------
   Cash and cash equivalents at end of period............................................    $ 4,371,990       $ 1,912,488
                                                                                             ===========       ===========
Supplemental disclosure of cash flow information:

   Cash paid during the period for:
         Income taxes....................................................................    $     8,400       $     6,000
                                                                                             ===========       ===========

                            See accompanying notes

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) - Basis of Presentation

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2000 and 2001 and the cash flows for the six months ended June 30, 2000 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

     For the three and six months ended June 30, 2000 and 2001, the per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - Film Costs

     The components of unamortized film costs consist of the following:

                                                 December 31, 2000      June 30, 2001 (unaudited)
                                                 -----------------      -------------------------
Film productions released, net of amortization         $   678,154                    $   586,730

Film productions in process                             22,549,666                     14,666,012

Film productions in development                          1,330,889                      1,343,656
                                                       -----------                    -----------

                                                       $24,558,709                    $16,596,398
                                                       ===========                    ===========

(4) - Pentamedia Transaction

     The Company had anticipated the receipt of approximately $10,000,000 to $15,000,000 in cash from the issuance and sale of common stock to Pentamedia Graphics, Ltd. ("Pentamedia"). However, after several attempts to restructure the stock purchase transaction between the two companies, and two closing date extensions, Pentamedia continued to provide no satisfactory evidence of its ability to deliver the agreed upon purchase price in the agreed upon manner. Consequently, on May 18, 2001, Film Roman terminated the transaction between the two companies and later submitted a demand for arbitration on the grounds that Pentamedia had breached the agreements between the two companies. Film Roman is no longer constrained from pursuing other strategic alliances and financing sources.

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

General

     Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series, including The Simpsons, King of the Hill, The Mask, Bobby's World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-service and a proprietary basis. The Company had pursued a limited amount of live action feature film development, which is now being phased out so that the Company can concentrate on animated projects.

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

     The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual animated or live action television program, feature film or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. All production involves many of these risks, which include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television projects or direct-to-video productions or that, if produced, such productions will be profitable.

The Company's 2001 Production Schedule

     The Company has historically been a major producer of animated prime time, first run syndicated, and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and WB); syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, King, Fox, MGM and Viacom); and cable networks and services (USA, Disney Channel, Fox Family, HBO, Showtime and TNT). The Company also has produced numerous animated commercials. The company is spending a minor amount of money developing low cost live action television programs.

     The Company is currently scheduled to produce the following programming for the 2001-2002 broadcast season:

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

          King of the Hill. The Company is currently scheduled to produce 22 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells the hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

          X-Men. The Company is currently scheduled to produce 17 episodes of X-Men to be exhibited on the WB Network during the fall of 2001.

          Day Dreams. The Company is developing a live action half hour television series.

          Santa Claus Brothers. The Company is developing with Nelvana a one hour Christmas special using 3D animation that will air on the Disney Channel.

          Tara. The Company has produced a live action direct-to-video two-hour film starring Ice T and Isaiah Washington, and directed by Leslie Small.

          Doomsday. The Company is currently in the final stage of development of a proposed series entitled Doomsday to be produced in association with Howard Stern Productions, among others, for broadcast over UPN.

          Werner. The Company has produced a digitally animated pilot for a series distributed by Platinum Studios both on the Internet and via traditional television.

          Hairballs. The Company and MTV are developing this animated series for broadcast.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Total revenue increased by 19%, or $1.5 million, to $9.4 million for the quarter ended June 30, 2001, from $7.9 million for the quarter ended June 30, 2000. Total revenue increased because the Company delivered a live action direct-to-video two-hour film.

     The Company delivered 9 fee-for-services episodes during the quarter ended June 30, 2001 compared to 11 episodes in the comparable period in 2000. Fee-for-services revenue decreased 12%, or $0.9 million, to $6.5 million for the quarter ended June 30, 2001, from $7.4 million in the comparable period in 2000 as a result of the decrease in episodes delivered.

     The Company delivered no "proprietary" episodes for the quarters ended June 30, 2001 and 2000. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. The Company earned minimal proprietary revenue during the three months ended June 30, 2001 and 2000.

     Other revenue increased to $2.9 million for the quarter ended June 30, 2001 compared to $0.5 million for the quarter ended June 30, 2000. The increase is primarily due to the delivery of a live action direct-to-video two-hour film.

     Total cost of revenue increased by 18%, or $1.4 million, to $9.3 million for the quarter ended June 30, 2001, from $7.9 million for the quarter ended June 30, 2000. Total cost of revenue as a percentage of sales decreased 1% to 99% for the quarter ended June 30, 2001, from 100% in the comparable period in 2000 due to higher fee-for-service margins.

     Total selling, general and administrative expenses for the quarter ended June 30, 2001 increased by $0.5 million to $1.4 million from $0.9 million for the comparable period in 2000, due to one-time costs incurred in connection with the termination of certain administrative employees and the phasing out of the live action feature film division, along with costs incurred from the Pentamedia transaction.

     Operating loss was $1.3 million for the quarter ended June 30, 2001, as compared to a loss of $0.9 million for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Total revenue increased by 39%, or $8.0 million, to $28.6 million for the six months ended June 30, 2001, from $20.6 million for the six months ended June 30, 2000. Total revenue increased because the Company delivered more fee-for-services episodes, a movie-of-the-week special and a live action direct-to-video two-hour film.

     The Company delivered 47 fee-for-services episodes during the six months ended June 30, 2001 compared to 29 episodes in the comparable period in 2000. Fee-for-services revenue increased 14%, or $2.6 million, to $21.8 million for the six months ended June 30, 2001, from $19.2 million in the comparable period in 2000 as a result of the increase in episodes delivered.

     The Company delivered no "proprietary" episodes for the quarters ended June 30, 2001 and 2000. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue decreased 67% or $0.2 million to $0.1 million for the six months June 30, 2001 from $0.3 million for the six months ended June 30, 2000.

     Other revenue increased to $6.7 million for the six months ended June 30, 2001 compared to $1.1 million for the six months ended June 30, 2000. The increase is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video two-hour film.

     Total cost of revenue increased by 34%, or $7.0 million, to $27.5 million for the six months ended June 30, 2001, from $20.5 million for the six months ended June 30, 2000. Total cost of revenue as a percentage of sales decreased 4% to 96% for the six months ended June 30, 2001, from 100% in the comparable period in 2000 due primarily to higher fee-for-service margins.

     Total selling, general and administrative expenses for the six months ended June 30, 2001 increased by $0.1 million to $2.3 million from $2.2 million for the six months ended June 30, 2000, due to one-time costs incurred in connection with the termination of certain administrative employees and the phasing out of the live action feature film division, along with the costs incurred from the Pentamedia transaction.

     Operating loss was $1.3 million for the six months ended June 30, 2001, as compared to a loss of $2.1 million for the six months ended June 30, 2000.

Subsequent Events

     Pentamedia Transaction

     On July 9, 2001, the Company received $350,000 in cash from Pentamedia as a result of the Settlement Agreement entered into by the two companies as of such date. The settlement followed Film Roman's demand for arbitration submitted to Pentamedia on June 5, 2001 based upon Film Roman's claim that Pentamedia had breached the Stock Purchase Agreement and the Memorandum of Understanding between the two companies. Additional terms of the Settlement Agreement include each party's release of the other party from any past or future claims arising out of the prior agreements between the companies and a mutual agreement to refrain from making disparaging statements about each other.

Liquidity and Capital Resources

     At June 30, 2001, the Company had cash and short-term investments of approximately $1.9 million compared to $4.2 million at December 31, 2000. The Company's cash and short-term investment balances have continued to decline since December 31, 2000 and the Company expects cash to decline further during the next two quarters of 2001. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. The Company may need to secure additional equity or debt financing during fiscal 2001 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing.
As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

     For the six months ended June 30, 2001, net cash used in operating activities was $2,241,851 due to cash used in connection with film production activities, and by a decrease in deferred revenue. For the six months ended June 30, 2001, net cash used in investing activities was $58,257 due to additions to property and equipment. Net cash provided by financing activities was $9,375 for the first six months of 2001.

     The Company recognizes revenues in accordance with the provisions of Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 2001, the Company had a balance in its deferred revenue account of $17.8 million. There will be a net cost of $2.6 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

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

     Risks of Vertical Integration. Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. Film Roman has not entered into any of these relationships. As a result of this integration, the number of time slots available for children's and/or animated programming and, specifically, for animated programming supplied by independent animation studios, may decrease, making it more difficult to compete successfully for available time slots.

     Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, MTV, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by major networks (FOX, NBC, CBS and ABC) may continue to decrease and make it difficult for Film Roman to finance certain proprietary programs.

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

     Overseas Subcontractors. Like other producers of animated programming, Film Roman subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees, which may result in increased production costs, or an inability to contract with the Company's preferred overseas studios.

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

    The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the six months ended June 30, 2001, the Company earned interest income of $48,471.

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

(b) Reports on Form 8-K

The Company filed five reports on Form 8-K during the quarter ended June 30, 2001:

    (1) On April 6, 2001 the Company reported that Pentamedia Graphics, Ltd. ("Pentamedia") appeared unprepared to close the stock purchase transaction with the Company at that time, and the Company extended the closing date of the transaction to April 13, 2001.

    (2) The Company filed a report on April 16, 2001 stating that it had formally notified Pentamedia of Pentamedia's breach of the Stock Purchase Agreement between the two companies.

    (3) On May 2, 2001 the Company announced that it had reached an agreement with Pendamedia on a restructured stock purchase transaction pursuant to which Pentamedia would own a maximum of 49.946% of Film Roman's common stock with an overall valuation of up to $10,000,000.

    (4) The Company filed a report on May 18, 2001 related to the Company's second formal notification of breach to Pentamedia, in which it claimed that Pentamedia had breached both the Stock Purchase Agreement and the subsequent Memorandum of Understanding governing the restructured transaction between the two companies.

    (5) On June 6, 2001, the Company issued a report disclosing that it had submitted to Pentamedia a demand for arbitration pursuant to the Stock Purchase Agreement and the Memorandum of Understanding between the two companies.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 9, 2001


                            FILM ROMAN, INC.



                            By:   /s/ John Hyde
                                  ----------------------------
                                  John Hyde
                                  President and Chief Executive Officer and
                                  Director



                            By:   /s/ Joan Thompson
                                  ---------------------------
                                  Joan Thompson
                                  Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number       Description
------       -----------


10.1(a) Production Services Agreement, dated as of June 18, 2001, between the Company and Producers Sales Organization, furnishing the services of John W. Hyde

10.1(b) Executive Employment Agreement, dated June 18, 2001, between the Company and John W. Hyde


10.7 Stock Option Plan of the Company (Incorporated by reference to Annex A of the Revised Definitive Proxy Statement (Registration No. 000-29642) as filed by the Registrant on May 1, 2000)