Form 10-Q
period 2001-09-30
FILM ROMAN INC
filed 2001-11-14
CIK 1013236

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from   __________ to ___________

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

As of October 31, 2001, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

                               TABLE OF CONTENTS


                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................................................   3

             Consolidated Balance Sheets as of December 31, 2000 and September
             30, 2001 (unaudited)......................................................................   3

             Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30,2000 and September 30, 2001 (unaudited)................................   4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2000 and September 30, 2001 (unaudited).....................................   5

             Notes to Consolidated Financial Statements................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................................................   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................................   15

                                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................................................   16

Signatures.............................................................................................   S-1

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FILM ROMAN, INC.

                         CONSOLIDATED  BALANCE SHEETS

                                                                              December 31,  2000    September 30, 2001
                                                                              --------------------  -------------------
                                                                                                        (unaudited)
                                         ASSETS
                                         ------

Cash and cash equivalents.....................................................       $  4,203,221         $  2,943,531
Accounts receivable...........................................................            249,893              451,345
Film costs, net of accumulated amortization of
$336,568,427 (2000) and $368,514,453 (2001)...................................         24,558,709           23,238,353
Property and equipment, net of accumulated depreciation and
amortization of $2,437,270 (2000) and $2,737,270 (2001).......................            735,552              527,258
Deposits and other assets.....................................................            652,455              680,729
                                                                                     ------------         ------------

Total Assets..................................................................       $ 30,399,830         $ 27,841,216
                                                                                     ============         ============

                                    LIABILITIES AND
                                    ---------------
                          STOCKHOLDERS' EQUITY (DEFICIENCY)
                          ---------------------------------

Accounts payable..............................................................       $  1,672,785         $  1,253,925
Accrued expenses..............................................................          1,826,860            1,484,137
Deferred revenue..............................................................         24,815,940           26,618,498
                                                                                     ------------         ------------
Total liabilities.............................................................         28,315,585           29,356,560


Stockholders' equity (deficiency):

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued....                 --                   --

Common stock, $.01 par value, 40,000,000 shares authorized,
8,565,190 shares issued and outstanding in 2000 and
8,577,690 shares issued and outstanding in 2001...............................             85,652               85,777

Additional paid-in capital....................................................         36,370,365           36,379,615

Accumulated deficit...........................................................        (34,371,772)         (37,980,736)
                                                                                     ------------         ------------
Total stockholders' equity (deficiency).......................................          2,084,245           (1,515,344)
                                                                                     ------------         ------------

Total liabilities and stockholders' equity (deficiency).......................       $ 30,399,830         $ 27,841,216
                                                                                     ============         ============

                             See accompanying notes

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months ended          Nine Months ended
                                                                 September 30,               September 30,
                                                                 -------------               -------------
                                                               2000          2001          2000          2001
                                                               ----          ----          ----          ----
Revenue...................................................  $5,039,889   $ 3,715,109   $25,671,673   $32,314,745
Cost of revenue...........................................   4,651,857     4,405,066    25,196,846    31,946,026
Selling, general and
administrative expenses...................................     833,876     1,342,134     3,012,806     3,681,115
                                                            ----------   -----------   -----------   -----------

Operating loss............................................    (445,844)   (2,032,091)   (2,537,979)   (3,312,396)

Interest income...........................................      71,353        18,961       212,834        67,432
Loss before cumulative effect of a change in
 accounting  principle and provision for income taxes.....    (374,491)   (2,013,130)   (2,325,145)   (3,244,964)

Cumulative effect of a change in accounting
 principle................................................          --            --            --      (364,000)

Provision for income taxes................................          --            --        (1,588)           --
                                                           -----------   -----------   -----------   -----------
Net loss..................................................  $ (374,491)  $(2,013,130)  $(2,326,733)  $(3,608,964)
                                                            ==========   ===========   ===========   ===========
Loss before cumulative effect of a change in
 accounting principle, per common share basic & diluted...  $    (0.04)  $     (0.23)  $     (0.27)  $     (0.38)
                                                            ==========   ===========   ===========   ===========
Net loss per common share basic and diluted...............  $    (0.04)  $     (0.23)  $     (0.27)  $     (0.42)
                                                            ==========   ===========   ===========   ===========
Weighted average number of
shares outstanding basic and diluted......................   8,565,190     8,577,690     8,563,175     8,569,494
                                                            ==========   ===========   ===========   ===========

                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months ended
                                                                                              September 30
                                                                                              ------------
                                                                                         2000              2001
                                                                                         ----              ----
Operating activities:
   Net loss........................................................................  $ (2,326,733)     $ (3,608,964)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.................................................       303,347           300,000
     Amortization of film costs....................................................    25,196,846        31,946,026
     Cumulative effect of a change in accounting principle.........................             -           364,000
   Changes in operating assets and liabilities:
     Accounts receivable...........................................................      (115,979)         (201,452)
     Film costs....................................................................   (34,613,403)      (30,989,670)
     Deposits and other assets.....................................................      (102,789)          (28,274)
     Accounts payable..............................................................      (785,901)         (418,860)
     Accrued expenses..............................................................      (550,440)         (342,723)
     Deferred revenue..............................................................    10,727,808         1,802,558
                                                                                     ------------      ------------
     Net cash used in operating activities.........................................    (2,267,244)       (1,177,359)
Investing activities:
   Additions to property and equipment.............................................      (143,854)          (91,706)
                                                                                     ------------      ------------
     Net cash used in investing activities.........................................      (143,854)          (91,706)
Financing activities:
   Exercise of Stock Options.......................................................        58,938             9,375
                                                                                     ------------      ------------
       Net cash provided by financing activities...................................        58,938             9,375
   Net decrease in cash............................................................    (2,352,160)       (1,259,690)
   Cash and cash equivalents at beginning of period................................     7,557,673         4,203,221
                                                                                     ------------      ------------
   Cash and cash equivalents at end of period......................................  $  5,205,513      $  2,943,531
                                                                                     ============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Income taxes..............................................................  $      8,400      $      6,000
                                                                                     ============      ============

                             See accompanying notes

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

     Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2000 and 2001 and the cash flows for the nine months ended September 30, 2000 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

     For the three and nine months ended September 30, 2000 and 2001, the per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included since they are antidilutive.

(3) - Film Costs

     The components of unamortized film costs consist of the following:

                                                   December 31, 2000    September 30, 2001
                                                   -----------------    -------------------
                                                                           (unaudited)
Film productions released, net of amortization         $   678,154          $   619,045
Film productions in process                             22,549,666           20,984,139
Film productions in development                          1,330,889            1,635,169
                                                       -----------          -----------
                                                       $24,558,709          $23,238,353
                                                       ===========          ===========

(4) - Pentamedia Transaction

     The Company had anticipated the receipt of approximately $10,000,000 to $15,000,000 in cash from the issuance and sale of common stock to Pentamedia Graphics, Ltd. ("Pentamedia"). However, after several attempts to restructure the stock purchase transaction between the two companies, and two closing date extensions, Pentamedia continued to provide no satisfactory evidence of its ability to deliver the agreed upon purchase price in the agreed upon manner. Consequently, on May 18, 2001, Film Roman terminated the transaction between the two companies and later submitted a demand for arbitration on the grounds that Pentamedia had breached the agreements between the two companies. On July 9, 2001, the Company received $350,000 in cash from Pentamedia as a result of the Settlement Agreement entered into by the two companies. Additional terms of the Settlement Agreement included each party's release of the other party from any past or future claims arising out of the prior agreements between the companies.

(5) - Change in Accounting Principle

     In June 2000, Statement of Position 00-2 "Accounting by Producers or
Distributors of Films"   ("SOP 00-2") was issued.  SOP 00-2 establishes new
financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001.

     SOP 00-2 requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of SOP 00-2, the Company recorded a non-cash charge of $364,000 to reduce the carrying value of its film inventory. Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

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

     The Company is currently scheduled to produce the following programming for the 2001-2002 broadcast season:

          The Simpsons. The Company is producing 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its thirteenth season and now the longest-running prime time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

          King of the Hill. The Company is producing 22 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells the hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

          X-Men. The Company is producing 17 episodes of X-Men to be exhibited on the WB Network during the fall of 2001.

          Santa Claus Brothers. The Company is developing with Nelvana a one hour Christmas special using 3D animation that will air on the Disney Channel.

          Tara. The Company has produced a live action direct-to-video two-hour film starring Ice T and Isaiah Washington, and directed by Leslie Small.

          Werner. The Company has completed a digitally animated pilot for a series distributed by Platinum Studios both on the Internet and via television.

          Hairballs. The Company and MTV are developing this animated series for broadcast.

          John Waters' Patent Leather Dream House. The Company and MTV are developing this animated series for broadcast.

          Tripping the Rift. The Company and the Sci Fi Channel are developing this animated series.

          Johnny Tsunami II. The Company is in discussion with the Disney Channel to do a follow-up to its hit program Johnny Tsunami.

          Capbusters. The Company is producing a proprietary series for both the Internet and television.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Total revenue decreased by 26%, or $1.3 million, to $3.7 million for the quarter ended September 30, 2001, from $5.0 million for the quarter ended September 30, 2000. Total revenue decreased because the Company delivered fewer prime time fee-for-services episodes offset by more Saturday morning fee-for-services episodes. A combination of factors, including the negotiations of the Screen Actors Guild and Writers Guild, the negotiations with the Simpsons talent, the disaster of September 11, and the late premier of the network television season, all contributed to an extremely low number of episodes being delivered during this quarter.

     The Company delivered 6 fee-for-services episodes during the quarter ended September 30, 2001 and 2000. Fee-for-services revenue decreased 31%, or $1.5 million, to $3.3 million for the quarter ended September 30, 2001, from $4.8 million in the comparable period in 2000 as a result of the decrease in prime time episodes delivered offset by an increase in Saturday morning episodes delivered.

     The Company delivered no "proprietary" episodes for the quarters ended September 30, 2001 and 2000. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. The Company earned minimal proprietary revenue during the three months ended September 2001 and 2000.

     Other revenue increased to $0.4 million for the quarter ended September 30, 2001 compared to $0.2 million for the quarter ended September 30, 2000. The increase is primarily due to the Company's participation in net profits from certain of its fee-for-services series.

     Total cost of revenue decreased by 6%, or $0.3 million, to $4.4 million for the quarter ended September 30, 2001, from $4.7 million for the quarter ended September 30, 2000. Total cost of revenue as a percentage of sales increased 25% to 119% for the quarter ended September 30, 2001, from 94% in the comparable period in 2000 due to lower fee-for-service margins.

     Total selling, general and administrative expenses for the quarter ended September 30, 2001 increased by $0.5 million to $1.3 million from $0.8 million for the quarter ended September 30, 2000. Selling, general and administrative expenses increased as a result of the expensing of excess film overhead costs. Such costs, which typically are reduced from selling, general and administrative expenses and allocated to the Company's film inventory, would have overburdened the inventory due to the slowdown in the production activity of the Company.

     Operating loss was $2.0 million for the quarter ended September 30, 2001, as compared to a loss of $0.4 million for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Total revenue increased by 26%, or $6.6 million, to $32.3 million for the nine months ended September 30, 2001, from $25.7 million for the nine months ended September 30, 2000. Total revenue increased because the Company delivered more fee-for-services episodes, a movie-of-the-week special and a live action direct-to-video two-hour film.

     The Company delivered 53 fee-for-services episodes during the nine months ended September 30, 2001 compared to 35 episodes in the comparable period in 2000. Fee-for-services revenue increased 5%, or $1.1 million, to $25.1 million for the nine months ended September 30, 2001, from $24.0 million in the comparable period in 2000 as a result of the increase in episodes delivered.

     The Company delivered no "proprietary" episodes for the quarters ended September 30, 2001 and 2000. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue decreased 75% or $0.3 million to $0.1 million for the nine months September 30, 2001 from $0.4 million for the nine months ended September 30, 2000.

     Other revenue increased to $7.1 million for the nine months ended September 30, 2001 compared to $1.3 million for the nine months ended September 30, 2000. The increase is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video two-hour film.

     Total cost of revenue increased by 27%, or $6.7 million, to $31.9 million for the nine months ended September 30, 2001, from $25.2 million for the nine months ended September 30, 2000. Total cost of revenue as a percentage of sales increased 1% to 99% for the nine months ended September 30, 2001, from 98% in the comparable period in 2000 due primarily to lower fee-for-service margins.

     Total selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $0.7 million to $3.7 million from $3.0 million for the nine months ended September 30, 2000. Selling, general and administrative expenses primarily increased as a result of the expensing of excess film overhead costs. Such costs, which typically are reduced from selling, general and administrative expense and allocated to the Company's film inventory, would have overburdened the inventory due to the slowdown in the production activity of the Company. The increase is also due to one-time costs incurred in connection with the termination of certain administrative employees and the phasing out of the live action feature film division, along with the costs incurred from the Pentamedia transaction.

     Operating loss was $3.3 million for the nine months ended September 30, 2001, as compared to a loss of $2.5 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash and short-term investments of approximately $2.9 million compared to $4.2 million at December 31, 2000. The Company's cash and short-term investment balances have continued to decline since December 31, 2000 and the Company expects cash to decline further during the next quarter of 2001. Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. The Company may need to secure additional equity or debt financing during fiscal 2002 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

     For the nine months ended September 30, 2001, net cash used in operating activities was $1,177,359 due to cash used in connection with film production activities, offset by an increase in deferred revenue. For the nine months ended September 30, 2001, net cash used in investing activities was $91,706 due to additions to property and equipment. Net cash provided by financing activities was $9,375 for the first nine months of 2001.

     The Company recognizes revenues in accordance with the provisions of Statement of Position 00-2 "Accounting by Producers or Distributors of Films." Cash collected in advance of revenue recognition is recorded as deferred revenue. As of September 30, 2001, the Company had a balance in its deferred revenue account of $26.6 million. There will be a net cost of $3.5 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

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

     Risks Related to Overestimation of Revenue or Underestimation of Costs. Effective January 1, 2001, Film Roman follows Statement of Position 00-2 "Accounting by Producers or Distributors of Films" regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or fair value. Film Roman amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. The Company cannot make assurances that these write-downs will not have a significant impact on its results of operations and financial condition.

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

     Casualty Risks. Substantially all of the Company's operations and personnel are located in its North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. In addition, the Company, its clients, domestic subcontractors and overseas subcontractors are all subject to the possibility of acts of terror, acts of war, or threat of such acts. If a disaster were to occur, the Company's disaster recovery plans may not be adequate to protect the Company and its business interruption insurance may not fully compensate the Company for its losses.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

    The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the nine months ended September 30, 2001, the Company earned interest income of $67,432.

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

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2001:

     (1) On July 9, 2001, the Company received $350,000 in cash from Pentamedia as a result of the Settlement Agreement entered into by the two companies as of such date. The settlement followed Film Roman's demand for arbitration submitted to Pentamedia on June 5, 2001 based upon Film Roman's claim that Pentamedia had breached the Stock Purchase Agreement and the Memorandum of Understanding between the two companies. Additional terms of the Settlement Agreement included each party's release of the other party from any past or future claims arising out of the prior agreements between the companies and a mutual agreement to refrain from making disparaging statements about each other.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2001

                              FILM ROMAN, INC.

                              By:   /s/ John Hyde
                                 ----------------------------
                                    John Hyde
                                    President and Chief Executive Officer and Director

                              By:   /s/ Joan Thompson
                                 ----------------------------
                                    Joan Thompson
                                    Chief Accounting Officer