Form 10-K
period 2001-12-31
FILM ROMAN INC
filed 2002-03-29
CIK 1013236

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the fiscal year ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from              to
                       Commission file number 000-29642
                               -----------------

                               FILM ROMAN, INC.
              (Exact name of registrant as specified in charter)

                      Delaware                 95-4585357
                   (State or other          (I.R.S. Employer
                    jurisdiction         Identification Number)
                 of incorporation or
                    organization)

                      12020 Chandler Boulevard, Suite 300
                       North Hollywood, California 91607
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code: (818) 761-2544
                               -----------------

              Securities registered pursuant to 12(b) of the Act:
                                     None
              Securities registered pursuant to 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

   Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

   Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2002, the aggregate market value of Film Roman's common stock, par value $0.01 per share ("Common Stock") held by nonaffiliates of the registrant was approximately $1,801,315 (based upon the last reported sales price of the Common Stock as reported by the National Association of Securities Dealers Over the Counter Bulletin Board ("NASD OCTBB"). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 22, 2002, 8,577,690 shares of Common Stock were outstanding.

   The Exhibit Index appears on page 25.

                      Documents Incorporated by Reference

   Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held May 22, 2002 are incorporated by reference to Items 10, 11, 12 and 13 of Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.......................................................................   1
   Item 1.   BUSINESS........................................................   1
             Overview........................................................   1
             2001 Milestones.................................................   2
             Strategy........................................................   2
             The Company's 2001 Production Schedule..........................   3
             Principal Elements of the Company's Business....................   4
             Government Regulations..........................................   8
             Trademarks......................................................   9
             Employees.......................................................   9
   Item 2.   PROPERTIES......................................................   9
   Item 3.   LEGAL PROCEEDINGS...............................................   9
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   9

PART II......................................................................  10
   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.............................................  10
   Item 6.   SELECTED FINANCIAL DATA.........................................  11
   Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................  12
             General.........................................................  12
             Transaction with Pentamedia Graphics, Ltd.......................  13
             Business Activities.............................................  13
             Industry Accounting Policies....................................  14
             Results of Operations...........................................  14
             Liquidity and Capital Resources.................................  16
             Change in Accounting Principle..................................  17
             Risk Factors....................................................  17
   Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  20
   Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  20
   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................  20

PART III.....................................................................  21
   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  21
             Executive Officers and Directors................................  21
   Item 11.  EXECUTIVE COMPENSATION..........................................  23
   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT......................................................  23
   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  23

PART IV......................................................................  23
   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  23

SIGNATURES...................................................................  24

INDEX TO EXHIBITS............................................................  25

   SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "will," "may," "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company's objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                    PART I

Item 1.  BUSINESS

Overview

   Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series including The Simpsons, King of the Hill, X-MEN, The Mask, Bobby's World, The Twisted Tales of Felix the Cat, and Garfield & Friends. Over the years the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of these areas, the Company is also continuing expansion of its production capabilities into live action, and expansion of its animation beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

   Over the past few years there has been a consolidation of media and entertainment companies. Management believes that this consolidation has created both an obstacle and an opportunity for content creators and producers such as Film Roman. On the one hand, consolidation presents an obstacle because the many delivery channels are concentrated in few hands; on the other hand, it represents an opportunity because these distribution outlets have a continuing need for content, and, with the possible exception of the children's television market, it has become apparent that these outlets cannot supply all of the content through their vertically integrated affiliated companies. These distributors all compete for the content that a limited number of creators and producers can provide. Most major media distributors have a series of strategic relationships in order to supply their continually growing need for content.

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

   It is management's goal to more firmly establish Film Roman as a broadbased developer, packager and producer of programming, whether it is for a 10-second commercial, a 2-hour motion picture, or a 10-hour mini-series, on both a fee-for-services and proprietary basis.

2001 Milestones

  . Continued production and delivery of King of the Hill (20 episodes delivered for Twentieth Century Fox, airing on the Fox Broadcast Network) and The Simpsons (18 episodes delivered for Twentieth Century Fox, airing on the Fox Broadcast Network) and X-MEN (18 episodes delivered for the Kids WB Network, airing on The WB Network).

  . Completed the balance of production of The Oblongs, a new primetime animated series, on a work-for-hire basis (2 episodes delivered to Warner Bros. Television intended for broadcast on The WB Network).

  . My First Mister, the Company's first live action film, was distributed theatrically by Paramount Classics, and was third party financed.

  . Produced and delivered to the Disney Channel the Company's second live action movie of the week, Motocrossed.

  . Produced with Universal Family & Home Entertainment Production, Inc. ("Universal Home Entertainment") the Company's first action direct-to-video two-hour film, Hood Ratz.

  . Completed production of its first 3D animated television special Santa Claus Brothers with Nelvana for the Disney Channel.

  . Produced and delivered a digitally animated pilot, Werner, for a series both on the Internet and via television to be distributed by Platinum Studios.

  . Reached an agreement to produce 13 episodes of Tripping the Rift for one of the large cable networks.

  . Co-sponsored with Direct TV an animation competition with the winners being part of an hour-long special, produced by the Company and broadcasted by Direct TV.

Strategy

   Building on the cornerstone of its reputation as a quality animation supplier to the U.S. and international broadcast marketplaces, the Company is currently pursuing animation development, both on a proprietary and on a fee-for-services basis with a more aggressive approach on fee-for-services projects.

  . Create and Develop Popular Proprietary Productions. The Company believes that it has the capacity to create successful franchises in the animated television, computer animation and direct-to-video industries. The Company further believes that its reputation for high-quality animation and artistic integrity helps it to attract premiere creative artists and storytellers whose characters and concepts, when imaginatively developed and artistically produced, have the potential of developing into character franchises.

  . Continue to Pursue Work-for-Hire Productions. Capitalizing on its reputation as one of the premiere producers of high quality animation, the Company believes that it can pursue work-for-hire animated productions on an opportunistic basis to use its production capability to increase the Company's revenues and profitability.

  . Strategically Expand Digital Capabilities. The Company is expanding its ability in the digital and computer generated imaging ("CGI") areas. The Company believes that this expansion will enhance its ability to compete in a broad range of animation, special effects and graphics. This will put the Company in a preferred position in the broad industry that will emerge when technology, graphics and animation converge.

  . Continue to Pursue Live Action Television. The Company produced two one-hour live action television movies, Johnny Tsunami (2000) and Motocrossed (2001), for the Disney Channel. The Company is continuing to pursue live action television projects and is also developing low budget reality programs.

  . Pursue Production Relationships. The Company intends to continue to pursue and evaluate potential opportunities with domestic and international co-financing partners, with the goal that risks may be shared, complementary skills may be exploited and foreign subsidies may be utilized in the production of new entertainment properties.

  . Establish an Internet Presence. In late 1999, the Company established Level 13.net ("Level 13"). Level 13 serves as an experimental site where the Company can exhibit its product to obtain audience response. It also serves as a site to exhibit the more than 150 animated shorts the Company has licensed.

  . Reduce Overhead and Development Costs. The Company has continued to realign its management structure and reduce its general overhead on a go forward basis to streamline operations and substantially reduce costs. Further, the amount of development money spent on any individual project has been greatly reduced and the projects being developed are more deliberately targeted at specific buyers, thereby reducing the overall costs of development and overhead associated with that development, while at the same time increasing the likelihood of selling projects in each area of the Company's production objectives.

   The Company believes its reduced overhead, realigned management and focused development will allow the Company to invest its time and dollars more successfully in a broad and diverse range of programming. This diverse production should ultimately lead to strategic distribution relationships that will generate both proprietary and fee-for-services animation and live action productions. There can be no assurance that the Company will be successful in implementing any or all aspects of this strategy. The discussion of the Company's strategy contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors described elsewhere in this Report or other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

   The Company is a Delaware corporation with its principal executive offices located at 12020 Chandler Boulevard, Suite 300, North Hollywood, California 91607, and its telephone number is (818) 761-2544.

The Company's 2001 Production Schedule

   The Company has historically been a major producer of animated primetime, first run syndicated, and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and Warner Bros.), syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, Fox, MGM and Viacom), and cable networks and services (USA, Disney Channel, Fox Family, HBO, Showtime and TNT).

   The Company is currently scheduled to produce the following programming for the 2002-2003 broadcast season:

      The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its fourteenth season and still the longest-running prime-time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

      King of the Hill. The Company is currently scheduled to produce 22 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

      X-MEN. The Company is currently scheduled to produce 13 episodes of X-MEN, which airs Saturday mornings on the WB Network.

      Tripping the Rift. The Company has a firm order from a major cable channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

      John Waters' Patent Leather Dream House. The Company is developing this late-night half-hour series to be produced through CineGroupe.

      Save Your Ass.  The Company is currently developing this project for MTV.

      Capbusters. The Company is currently offering this Level 13 original hit series to conventional media.

      Hairballs. The Company is currently developing this late-night half-hour series.

      Projects in Development. The Company is currently developing Twistin' Trash and Rex Riders for evening viewers and is developing Jumbies for the kids' market.

Principal Elements of the Company's Business

   The Company's business of developing, producing and distributing a broad range of television programming for the television network, cable television, direct-to-video, first-run domestic syndication and international markets is described below.

   Fee-for-Services Productions. Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. The Company intends to continue to pursue production work on a fee-for-services basis, primarily for prime-time animated television programming, as well as in the other new areas of production. During 2001, the Company was engaged to produce 22 episodes of King of the Hill, 22 episodes of The Simpsons, and 17 episodes of X-MEN. In 2001 the Company delivered
20 episodes of King of the Hill, 18 episodes of The Simpsons, 2 episodes of The Oblongs and 23 episodes of X-MEN. In addition, the Company has been marketing its commercial production services and during 2001 produced commercials for Nestle, Suntory and Burger King. Management believes that the fee-for-services business, with a particular emphasis on prime-time animation shows, will remain a cornerstone of the Company's business, and intends to pursue additional work as such shows become available.

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

   Once the Company has created this new idea or acquired the rights to the existing property, the Company continues the development process by preparing a presentation to "pitch" the project to a domestic buyer (and, on some occasions, to international broadcasters). These presentations generally consist of treatments, story premises, scripts, artwork, designs and/or character designs and/or test animation or presentations. With respect to television production, if a broadcaster or cable network is interested in developing the idea further, the broadcaster will generally acquire an exclusive option to order the production of a certain number of episodes based on the idea and will agree to reimburse the Company for all or a portion of the development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the later stages of development and will have the right to approve the selection of the writers, directors, artists, and actors, and the creation of a pilot script. The creation, acquisition and development of a new program can take three to twelve months, and sometimes longer.

   In the case of the Company's animated shorts acquisition program, the Company may determine that it is in its best interest to finance 100% of the programming that the Company may make available to Level 13, or produce a particular program in its own facility.

   The Company is currently developing:

  . A slate of proprietary animated programs including prime-time, Saturday morning, and teen-oriented projects. These projects will depend, in varying degrees, on the Company's ability to arrange for U.S. broadcast, worldwide distribution, and/or international co-production.

  . Live action series and specials, ranging from prime-time dramas and comedies to Saturday morning children's programs.

  . A number of computer animated short films, which the Company believes can be utilized as character tests and concept trials. These shorts, in addition to those acquired from third parties, may serve as the basis for new television series or feature films, and can be distributed via the Company's website, www.level13.net (See "Distribution of Proprietary Programming--Animation Acquisition/Alternative Distribution").

   Securing Funding for Proprietary Programming. Historically, the Company produced animated programming almost exclusively on a "fee-for-services" basis. In 1995 the Company began producing proprietary animated programming. The Company generally does not commence production on proprietary programming, whether animated or live action, unless the Company has obtained commitments to cover a portion of the Company's direct production costs. The Company generally secures these commitments in one or both of the following ways: (i) a combination of network, cable, syndication, or other license fees for exploitation of the program in the United States, and (ii) pre-sale to distributors and/or co-production partners in foreign territories. The Company typically funds the balance of the production costs on a current basis. Since the Company began producing proprietary programming in 1995, the Company has delivered 96 half-hour episodes and 12 one-hour episodes of proprietary programming.

   The Company intends to approach the development and production of live action proprietary programming in much the same way as it does animated programming. In most cases the Company intends to have pre-negotiated distribution for the project, which distribution commitments will be an integral factor in financing and commencing production of such programming. The Company currently intends only to invest in the production of a program if the Company secures a guaranteed distribution agreement from a major television network, cable network, syndication company or substantial co- production partner.

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

  Production

   Animated Television Production. The Company generally commences production of animated television programs during the first and second quarters of any calendar year for delivery commencing during the third quarter, and to a greater extent, the fourth quarter of that same year. The Company typically has seven to nine months to produce and deliver an order of thirteen (13) half-hour episodes (the number of episodes commonly ordered for the first year of a program). As discussed above, the Company's animation strategy is to continue to pursue both fee-for-services and proprietary production opportunities. While the processes involved in producing an animated show are similar for both proprietary and fee-for-services programs, the Company may not be responsible (especially in the case of fee-for-services work) for the entire production process as outlined below.

   The first step of the Company's production process is generally the creation of the script. The Company will generally select a story editor to supervise the preparation of each episode's script by various freelance scriptwriters. The artists depict the story and action in storyboards, which provide a blueprint for the animation process. Voices and songs are recorded and the recordings are analyzed and timed so that the animation can be synchronized to the voice track. Based on the script and storyboard, the Company's artists create character designs, as well as key background drawings and paintings. These essential elements are assembled into a pre-production package for each episode that is then shipped to an overseas subcontractor. Subcontractors use the pre-production materials to perform most of the labor-intensive aspects of production. Most of these subcontractors are located in low-cost labor countries in the Far East, including South Korea, Taiwan, China and the Philippines. The subcontractor ships the negative and work print for each episode to the Company. The film is then taken through a post-production process, which includes editing the picture and dialogue, transferring the filmed images to videotape, creating sound effects, composing and producing the musical score and mixing and synchronizing the sound to the picture. After the postproduction process, an episode is ready for delivery.

   Live Action Television Production. Live action television productions typically follow a production process similar to animation. Independent producers such as the Company generally make sales presentations to the broadcast networks and cable channels during the spring and fall seasons and receive orders for production beginning in the early summer or early winter. Once an initial series or pilot script has been ordered, the independent producer hires a writer approved by the broadcaster, syndication company or cable channel, that is, the distributor, to write the initial episodes of a series or a pilot. Once the pilot script is delivered to the distributor, the distributor decides whether to order a pilot or episodes to be produced. Most broadcasters and cable channels order pilots before ordering multiple episodes of a series, while a syndication company usually orders multiple episodes. Generally the broadcast networks order a small number such as six (6) to eight
(8) episodes for a new series, while the cable networks or syndication company order thirteen (13) to twenty-two (22) episodes. Once a pilot or multiple episodes are ordered, the independent producer hires the staff of actors, writers and directors and a sound stage with the light, camera and grip equipment necessary to produce a live action series. All of the staff and the equipment involved in a live action production are assigned to the specific production. The independent producer edits the footage shot on the sound stage, mixing the video images with sound and music, and delivers a finished program to the distributor.

   Computer Animation Production. The Company has the ability and computer equipment to produce 2D, 3D and CGI animation. The Company has produced a digitally animated pilot, Werner, for Platinum Studios, an animated opening title sequence for Busch Entertainment's live action theme park film, R.L. Stine's Haunted Lighthouse and a commercial spot, PDFA, for Partnership for a Drug Free America.

   Feature Film Production. The Company no longer funds development of feature films and has closed that department. The Company continues to passively participate in two action films: My First Mister and Hood Ratz, and three motion pictures: The Greatest American Hero being developed by Disney, Monkey in the Hole being developed by SpyGlass Entertainment, and Heist being developed with Hyde Park Entertainment.

  Distribution of Proprietary Programming

   Domestic Television Distribution. Prior to commencing production of its proprietary programming, the Company generally licenses broadcast rights to a United States broadcaster. See "Securing Funding Production for Proprietary Programming." License fees paid by networks and cable networks for the Company's proprietary programming can cover as much as 50% of the Company's direct production costs. In some cases, notably for Saturday morning children's programs, the license fees can be less than 20% of the Company's direct production costs. License fees paid by first-run syndicators for the Company's proprietary programming generally cover less than 50% of the Company's direct production costs, and, under certain circumstances, first-run syndicators pay no license fees. The Company may choose to enter into such a no-license-fee arrangement when it can share in a portion of the revenues generated from the sale of advertising aired by a syndicator during the broadcast of the Company's programming and when the Company has obtained financing to cover a portion of its direct production costs from sources other than the syndicator. If the Company's program is highly rated in syndication, the Company may earn more in revenues from advertisers (since those advertisers will often be willing to pay higher fees to have their commercials aired during the broadcast of the Company's program) than the Company would have earned in revenues from a license fee arrangement with a syndicator that does not require the syndicator to share advertising revenues with the Company. Conversely, if the Company's program is poorly rated in syndication, the Company will likely earn less in revenues than if it had negotiated to receive a license fee.

   The license agreement typically includes provisions governing the license fee, the term during which the program will be broadcast, the number of episodes and the territories in which the episodes will be broadcast. Upon the expiration of an initial broadcast license, the exhibition rights for the applicable program revert to the Company and are available for re-licensing.

   International Distribution. Recently the international market for American filmed entertainment has become increasingly fractionalized and competitive, similar to the changes experienced in the U.S. In the face of an increasingly difficult international marketplace, the Company believes that owning and controlling the international distribution rights to its programming will be necessary to (i) successfully finance projects; (ii) generate significant revenue from the licensing of such programming; and (iii) support its related international licensing and merchandising efforts. Furthermore, a strong international division provides the Company with direct access to market information and feedback, which is increasingly necessary to produce programs that are marketable on a worldwide basis. In light of the fact that the Company's library has not increased in some time, for most of 2001 the Company has used a third party to distribute its library to reduce distribution costs.

   Home Video Distribution. As described above, one part of the Company's strategy to expand its product base is to enter the direct-to-video animation and live action production and distribution business. The Company's first direct-to-video production was Hood Ratz. The Company may provide, in some cases, a portion of the production funds in return for distribution guarantees and/or a substantial portion of the production funds from a major home video distributor. The Company believes that it can create and develop high quality popular direct-to-video animated and live action programming that can be economically produced and exploited domestically and internationally.

   Animation Acquisition/Alternative Distribution. In late 1999, the Company's wholly owned subsidiary, Level 13 Entertainment, Inc., launched its website, www.level13.net. The site is primarily targeted to adults in their twenties, and focuses almost exclusively on animated short films, some of which were acquired, some of which were commissioned and others of which were produced by Level 13 or the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Risk Associated With Possible New Businesses."

   Library. The Company owns a library of proprietary entertainment and intends to add future product by continuing to produce high quality programming, including broadcast television, cable and direct-to-video productions, which can be licensed and re-licensed in the world-wide television, film and video marketplaces. Programming is typically licensed for five-year cycles. A library of proprietary programming can provide a future revenue stream, as such programs are re-licensed for broadcast after the expiration of the initial broadcast license, but such revenue is typically at reduced rates compared to the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. Distribution of the library is currently handled through an independent sales agent.

   The following matrix lists the titles currently in the Company's library, along with the rights the Company possesses for each such title.

                                           Domestic Distribution                       International Distribution
                                   -------------------------------------- ----------------------------------------------------
                                    Number of
                                    Episodes                    Home                      Home       Licensing &
           Series Title             Produced         TV         Video          TV         Video     Merchandising Interactive
           ------------            ------------ ------------ ------------ ------------ ------------ ------------- ------------
The Twisted Tales of Felix the Cat 21 (x 2 hr.) (check mark) (check mark) (check mark) (check mark)      *
C-Bear and Jamal.................. 13 (x 2 hr.) (check mark) (check mark) (check mark) (check mark) (check mark)  (check mark)
BRUNO the Kid..................... 36 (x 2 hr.) (check mark) (check mark) (check mark) (check mark) (check mark)  (check mark)
Mortal Kombat..................... 13 (x 2 hr.) (check mark) (check mark) (check mark) (check mark)
The Mr. Potato Head Show.......... 13 (x 2 hr.) (check mark) (check mark) (check mark) (check mark)      *

--------
* The Company is entitled to certain licensing, merchandising, and toy revenue associated with The Twisted Tales of Felix the Cat and The Mr. Potato Head Show but does not control those rights.

   In addition to the series listed above, the Company owns approximately 149 animated short subjects ("shorts") of various lengths for which the Company has Internet distribution or exhibition rights. The Company has also obtained options to acquire all of the underlying proprietary rights on a number of these shorts. Revenue from such projects has not been significant.

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

Trademarks

   The Company has a registered service mark for the Film Roman name and logo. The Company also has applications pending with the United States Patent and Trademark Office to register several trademarks and service marks and the Level 13 name and logo. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Garfield, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat, Mighty Max and King of the Hill.

Employees

   As of December 31, 2001, the Company had approximately 330 full-time employees. The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including agreements with the Screen Actors Guild. The Company believes that its relations with its employees are good.

Item 2.  PROPERTIES

   The Company conducts its operations at its 87,000 square foot studio and headquarters located in North Hollywood, California. These facilities are occupied pursuant to a lease that expires in August 2003 (and contains a renewal option). The Company also leases certain other production facilities nearby its headquarters, none of which is considered material. The Company believes that its current studio and headquarters' facilities are adequate to meet its needs for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is quoted under the symbol "ROMN" on the NASD OTCBB (Over the Counter Bulletin Board). The following table sets forth the high and low closing sale price per share for the Common Stock for each quarter since the quarter ended December 31, 1999.

                                                    High     Low
                                                   ------- -------
              2000
              1st Quarter......................... $2.3750 $1.4375
              2nd Quarter......................... $1.6250 $0.9375
              3rd Quarter......................... $1.3750 $0.7500
              4th Quarter......................... $1.0625 $0.3125

              2001
              1st Quarter......................... $1.0000 $0.3100
              2nd Quarter......................... $1.1500 $0.5000
              3rd Quarter......................... $1.0300 $0.5000
              4th Quarter......................... $0.6300 $0.3000

              1st Quarter (through March 15, 2002) $0.3000 $0.1800

   On March 26, 2002, there were 47 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

   The Company has not paid dividends on the Common Stock since its inception and does not anticipate paying dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in the business.

Item 6.  SELECTED FINANCIAL DATA

   The following selected financial data are derived from the Company's consolidated financial statements. The selected financial data presented below and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's consolidated financial statements, related notes, and other financial information appearing elsewhere in this Report.

                                                               Year Ended December 31,
                                             ----------------------------------------------------------
                                                1997        1998        1999        2000        2001
                                             ----------  ----------  ----------  ----------  ----------
                                                   (in thousands, except per share and share data)
Statement of Operations Data:
Revenue..................................... $   42,296  $   32,946  $   48,605  $   44,552  $   44,088
Expenses:
   Cost of revenue..........................     43,013      32,670      48,684      43,106      45,345
   Selling, general and administrative
     expenses...............................      4,745       7,715       7,756       4,308       4,338
                                             ----------  ----------  ----------  ----------  ----------
Operating loss..............................     (5,462)     (7,439)     (7,835)     (2,862)     (5,595)
Interest income (expense), net..............        649         707         359         278          82
                                             ----------  ----------  ----------  ----------  ----------
Loss before cumulative effect of a change in
  accounting principle and provision for
  income taxes..............................     (4,813)     (6,732)     (7,476)     (2,584)     (5,513)
Cumulative effect of a change in accounting
  principle.................................         --          --          --          --        (364)
Provision for income taxes..................         --        (145)        (17)         (2)         --
                                             ----------  ----------  ----------  ----------  ----------
Net loss.................................... $   (4,813) $   (6,877) $   (7,493) $   (2,586) $   (5,877)
                                             ==========  ==========  ==========  ==========  ==========
Loss before cumulative effect of a change in
  accounting principle, per common share
  basic and diluted (1)..................... $    (0.57) $    (0.81) $    (0.88) $    (0.30) $    (0.64)
                                             ==========  ==========  ==========  ==========  ==========
Net loss per common share basic and
  diluted (1)............................... $    (0.57) $    (0.81) $    (0.88) $    (0.30) $    (0.69)
                                             ==========  ==========  ==========  ==========  ==========
Weighted average number of shares
  outstanding basic and diluted.............  8,453,440   8,507,026   8,523,609   8,523,682   8,571,560
                                             ==========  ==========  ==========  ==========  ==========

                                                As of December 31,
                                     ---------------------------------------
                                      1997    1998    1999    2000    2001
                                     ------- ------- ------- ------- -------
                                                  (in thousands)
   Balance Sheet Data:
   Cash and cash equivalents........ $15,986 $11,287 $ 7,558 $ 4,203 $ 2,777
   Film costs, net of amortization..  16,084  20,904  18,703  24,559  22,030
   Total assets.....................  34,379  34,749  28,150  30,400  26,173
   Stockholders' equity (deficiency)  18,974  12,098   4,611   2,084  (3,783)

--------
(1) Common equivalent shares, consisting of outstanding stock options have not been included since they are antidilutive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Film Roman was founded in 1984 by renowned animator, Phil Roman, and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series, including The Simpsons, King of the Hill, X-MEN, The Mask, Bobby's World, The Twisted Tales of Felix the Cat, and Garfield and Friends. Over the years the Company has primarily produced animation for television, both on a fee-for-service and a proprietary basis.

   Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights associated with such programming (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenue from proprietary programming has not been material over the last several years.

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

   The Company is also continuing expansion of its production capabilities into live action, and expansion of its intended markets beyond television, including cable, direct-to-video, commercials, and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a recent history of developing, producing or distributing live action television or computer generated animation and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

Transaction with Pentamedia Graphics, Ltd.

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

Business Activities

   Animation-For-Hire. Film Roman is a leading producer of for-hire animation. Film Roman is continuing to build its for-hire business and currently is negotiating for two additional projects with major entertainment companies.

   Animation-Proprietary. Film Roman is developing and selling proprietary animation projects to major studios, television and cable networks, video companies and Internet sites. Film Roman has substantial ownership in all the projects it is developing. Film Roman is partnered with Nelvana to develop Loretta for Warner Bros. and to produce Santa Claus Brothers for the Disney Channel. Film Roman is developing other animated series projects in both the primetime and daytime areas utilizing its wealth of animated experience and expertise.

   Live Action Television. Film Roman entered the live action market with the highly successful Johnny Tsunami for the Disney Channel. Using this as a beginning, Film Roman has been able to expand its live action television production. The second project was Motocrossed, a 2-hour television movie that premiered in February 2001, also for the Disney Channel. Film Roman is developing for MTV a reality project, Save Your Ass. Film Roman plans to create further projects for other outlets.

   Motion Pictures. In 1999 Film Roman put together the motion picture My First Mister that is distributed by Paramount Classics. Other motion picture projects of which Film Roman previously developed and has a passive interest include Greatest American Hero in development with Disney, Monkey In The Hole in development in partnership with George Clooney at Spyglass Entertainment and Heist in development with Hyde Park Entertainment. Film Roman also produced a direct-to-video film, Hood Ratz for distribution through Universal Home Entertainment. Film Roman took none of the risks inherent in production and distribution of motion pictures, but rather develops the projects and finds a distributor or financier to fund the production and distribution. Film Roman receives a production fee and a participation in the profits of each project. In 2001, the Company ceased actively developing motion pictures and has closed that department.

   Commercials and Other Special Projects. Film Roman has historically produced commercials featuring animated characters from for-hire series the Company is producing. Film Roman continues to expand its commercial division to bid for and produce commercials for the general commercial market as well as producing short programming for Internet sites. The Company is currently producing commercials for Suntory, Sabritas (a Mexican food concern) and Kellogg. Film Roman has commissioned agents to represent the commercial division around the United States and expects considerable growth in this area.

   International Distribution. With the current schedule of programs in all areas that need foreign licensing, Film Roman will handle its foreign sales through an independent sales agent.

Industry Accounting Policies

   Revenue and Cost Recognition. Effective January 1, 2001, the Company recognizes revenue based on Statement of Position 00-2 "Accounting by Producers and Distributors of Films" ("SOP 00-2").

   Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2000 and 2001, such revenues accounted for more than 90% of the Company's total revenues. License fees received by the Company for its work on fee-for-service productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

   Revenue earned from proprietary programs is recognized as such programs are exploited in the markets in which the Company has retained ownership rights, typically upon the receipt of statements from the Company's licensees. In the event that a licensee pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue if all of the criteria for recognition pursuant to SOP 00-2 is met.

   Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. The costs of fee-for-service produced episodes are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of an episode are expected to exceed the corresponding license fee, all costs incurred in excess of this license fee will be expensed to cost of revenues as incurred. The cost of each proprietary program is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such programs.

   The Company's cash flow is not necessarily related to revenue recognition and amortization of production costs. Cash is received and costs are incurred (and paid) throughout the year. Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. The Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter.

   Overhead Allocation. Overhead is allocated to particular productions on the basis of the total allocable overhead times the ratio of direct production costs incurred on a program to total production costs incurred during the period. Total allocable overhead is determined on the basis of management's estimates of the percentage of overhead costs that can be attributed to the productions in progress during the period.

Results of Operations

  Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

   Total revenue decreased by 1%, or $0.5 million, to $44.1 million for the year ended December 31, 2001, from $44.6 million for the prior year. Total revenue decreased because the Company delivered fewer prime-time fee-for-services episodes offset by more Saturday morning fee-for-services episodes, a movie-of-the-week and a live action direct-to-video two-hour film.

   The Company delivered 71 fee-for-services episodes during the year ended December 31, 2001, compared to 64 episodes in 2000 as a result of providing services on more shows in 2001 compared to 2000. Fee-for-services revenue decreased 16%, or $6.8 million, to $35.8 million for the year ended December 31, 2001, from $42.6 million in 2000 as a result of the decrease in prime-time episodes delivered. This decrease in revenue was partially offset by an increase in Saturday morning episodes delivered.

   The Company delivered no proprietary episodes for years ended December 31, 2001 and 2000. Proprietary revenue consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue increased $0.4 million, to $0.8 million for the year ended December 31, 2001, from $0.4 million in 2000.

   Other revenue increased to $7.5 million for the year ended December 31, 2001 compared to $1.6 million for the prior year. This increase is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video 2-hour film.

   Total cost of revenue increased by 5%, or $2.2 million, to $45.3 million from $43.1 million in the prior year. Total cost of revenue as a percentage of sales increased by 6%, to 103% for the year ended December 31, 2001, from 97% for the year ended December 31, 2000. Cost of revenue increased primarily due to a write-down to fair value of certain of the Company's library episodic programming of $690,000 as a result of changes in estimated future revenues and a write-down of development projects of $1.9 million as a result of management's evaluation of the development slate after the selling season. The majority of these costs were incurred prior to 2000.

   Total selling, general and administrative expenses for the year ended December 31, 2001 remained constant at $4.3 million as compared to 2000. The Company continued to lower its general and administrative costs, however this decrease was offset by an increase of expensing excess film overhead costs. Such costs, which typically are reduced from selling, general and administrative expenses and allocated to the Company's film inventory, would have overburdened the inventory due to the slowdown in production activity of the Company.

   Taking into account these write-downs, operating loss was $5.6 million for the year ended December 31, 2001, as compared to a loss of $2.9 million for the year ended December 31, 2000.

  Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Total revenue decreased by 8%, or $4.0 million, to $44.6 million for the year ended December 31, 2000, from $48.6 million for the prior year. Total revenue decreased primarily because the Company delivered fewer episodes of programming in 2000 as compared to 1999. The Company delivered a total of 64 episodes of programming for the year ended December 31, 2000 as compared to 73 episodes delivered in 1999.

   The Company delivered 64 fee-for-services episodes during the year ended December 31, 2000, compared to 73 episodes in 1999 as a result of providing services on fewer shows in 2000 compared to 1999. Fee-for-services revenue decreased 5%, or $2.4 million, to $42.6 million for the year ended December 31, 2000, from $45.0 million in 1999 as result of delivering fewer episodes of programming.

   The Company delivered no proprietary episodes for the years ended December 31, 2000 and 1999. Proprietary revenue consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. Proprietary revenue decreased by 56%, or $0.5 million, to $0.4 million for the year ended December 31, 2000, from $0.9 million in 1999. This decrease resulted from lower international sales of the Company's library programming in 2000.

   Other revenue decreased by approximately $1.0 million for the year ended December 31, 2000, as compared to the prior year, due primarily to lower revenues from commercials, net profit participations and other creative services revenue.

   Total cost of revenue decreased by 11%, or $5.6 million, to $43.1 million for the year ended December 31, 2000, from $48.7 million for the year ended December 31, 1999. Total cost of revenue as a percentage of sales decreased by 3%, to 97% for the year ended December 31, 2000, from 100% for the year ended December 31, 1999. Costs as a percentage of revenue decreased primarily because the costs for the twelve months ended December 31, 1999 included a write-down to net realizable value as a result of changes in the Company's estimated future revenues from certain of its episodic programming.

   Total selling, general and administrative expenses for the year ended December 31, 2000 decreased by $3.7 million to $4.3 million from $7.8 million for the comparable period in 1999, due primarily to a decrease in the cost of the Company's development infrastructure and a decrease in the expense of certain development costs and administrative charges.

   Operating loss was $2.9 million for the year ended December 31, 2000, as compared to a loss of $7.8 million for the year ended December 31, 1999.

Liquidity and Capital Resources

   At December 31, 2001, the Company had cash and cash equivalents of approximately $2.8 million compared to $4.2 million at December 31, 2000. The Company's cash and cash equivalent balances have continued to decline since December 31, 2000, and the Company would expect cash balances to decline further during fiscal 2002.

   Throughout 2001, the Company has taken a substantial number of actions in order to implement significant cost reductions. Company management has taken these steps without severely impacting operations.

   Management believes that its existing cash balances and cash equivalents, combined with anticipated cash flows will be sufficient to meet its cash requirements through at least the next 12 months. In the event that cash flows are not as anticipated, the Company may implement further cost reductions. Accordingly, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

   The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fund its operations and/or fulfill its growth strategies. However, recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company would be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs, should it be required to do so. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

   For the fiscal year ended December 31, 2001, net cash used in operating activities was approximately $1.3 million, principally due to cash used in connection with film production activities. Cash used in investing activities for the year ended December 31, 2001 was $0.1 million. Cash provided by financing activities for the year ended December 31, 2001 was insignificant.

   Cash collected in advance of revenue recognition is recorded as deferred revenue. As of December 31, 2001, the Company had a balance in its deferred revenue account of $26.3 million. There will be an approximate net cost to the Company (future receipts less future expenditures) of $4.3 million to finish the programs for which cash has been collected in advance and included in deferred revenue.

   The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

                                    2002      2003     2004    2005    2006
                                 ---------- -------- -------- ------- ------
   Operating Lease Agreements... $1,320,156 $898,544 $ 24,372 $19,428 $1,532
   Employment Agreements........ $  729,058 $450,975 $187,979      --     --

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

   SOP 00-2 requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of SOP 00-2, the Company recorded a non cash charge of $364,000 to reduce the carrying value of its film inventory. Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 2001.

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

   Dependence on a Limited Number of Television Programs. The Company's revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-MEN accounted for approximately 33%, 30%, and 16%, respectively, of the Company's total revenue for the year ended December 31, 2001. Film Roman cannot assure that broadcasters will continue to broadcast the Company's "proprietary" or "fee-for-services" programs or that Film Roman will continue to be engaged to produce such programs.

   Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance That It Will Be Able to Execute on Its Business Strategy. The Company has accumulated losses of approximately $40.2 million through December 31, 2001. Because substantial portions of the Company's expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon the Company's ability to generate and sustain substantially higher revenues. Although the Company's revenues are relatively predictable and its strategy is to increase revenues and gross margin, it is not assured that it will be able to do so and consequently the Company may experience additional losses and a further decline in its cash balances in 2002.

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

   Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters. Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS, NBC and ABC may continue to decrease and make it difficult for Film Roman to finance certain proprietary programs.

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

   Risks Related to Expansion of Production of Proprietary Programming. Film Roman intends to expand its production of programming for which the Company owns or controls certain licensing and/or distribution rights ("proprietary programming"). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising, and interactive/game development ("proprietary rights"). While Film Roman seeks to limit the financial risk associated with the development of proprietary programming by obtaining commitments prior to production to cover a portion of its direct production costs, the Company cannot be sure that it will be able to recover the balance of the production and overhead costs through the exploitation of its remaining rights.

   Risk of Budget and Cost Overruns. Although Film Roman reviews cost reports and updates the Company's cost projections regularly and has generally completed each of the Company's productions within its budget, the Company cannot assure that the actual production costs for its programming will remain within budget. Significant cost or budget overruns could negatively impact the Company's gross margin since the majority of the Company's revenues result from fixed fee arrangements.

   Revenues and Costs Recognized in Certain Periods May Be Overstated or Understated Due to the Application of Entertainment Accounting Policies. In 2001, Film Roman adopted SOP 00-2 regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or fair value. Film Roman amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management's estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. The Company cannot make assurances that these write-downs will not have a significant impact on its results of operations and financial condition.

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

   Risks Related to International Revenues. There are many risks inherent in Film Roman's international business activities. The Company's projects could be adversely affected by: reversals or delays in the opening of foreign markets to new competitors, unexpected changes in regulatory requirements, export controls, tariffs and other barriers, currency fluctuations, investment policies, nationalization, expropriation and limitations on repatriation of cash and social and political risks.

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

   Risks Associated with Possible New Businesses. Film Roman has begun live action television production and direct-to-video production (both live action and animation). The television and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that the Company's projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

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

   Volatility of Stock Price. The market price of the Company's Common Stock, which trades on the NASD OTCBB, could fluctuate significantly in response to operating results and other factors.

   Impact of FCC Regulations. The policies of the current FCC indicate a potential lessening of government restrictions that may facilitate more vertical integration of companies than in the past, this could have an adverse effect on the availability of buyers for the Company's product.

   Film Roman Does Not Intend to Pay Dividends. Film Roman has never paid dividends and currently does not intend to declare or pay dividends. The Company plans to follow a policy of retaining earnings to finance the growth of its business. Whether or not the Company declares or pays dividends is up to the Board of Directors and will depend on results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors deems relevant at that time.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not utilize market risk sensitive instruments (such as derivative financial instruments) for trading or other purposes.

   The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the twelve months ended December 31, 2001, the Company earned interest income of $82,166.

   The Company is not exposed to significant foreign exchange rate risk. All of the Company's contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company's yearly revenue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

   The directors and executive officers of the Company as of March 1, 2002 are identified below:

      Name               Age                   Position (1)
      ----               ---                   ------------
   John W. Hyde......... 61  President, Chief Executive Officer, acting Chief
                               Financial Officer and Director
   Robert Cresci (3).... 58  Director
   Dixon Q. Dern........ 73  Director and Secretary
   Peter Mainstain (3).. 53  Director and Treasurer
   Mike Medavoy (2)..... 61  Director
   Phil Roman........... 71  Director
   Steve Tisch (3)...... 53  Director
   Daniel Villanueva (2) 64  Director

--------
(1) Each director holds office for one year or until his successor shall have been duly elected and qualified. Elections with respect to all directors will be held at the Annual Meeting of Stockholders in 2002.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

   The principal occupations and positions for the past five years, and in certain cases prior years, of the directors and executive officers named above are as follows:

   John W. Hyde. Mr. Hyde joined Film Roman as President and CEO in December 1999. Mr. Hyde is CEO and the principal of Producers Sales Organization, which holds investments in film negatives, film and television rights, a music library and agricultural real estate. Mr. Hyde was the Trustee, General Manager and FCC license holder for KADY-TV from July 1996 through the sale of the television station in July 1998, since which time Mr. Hyde has remained as Trustee to disburse the funds from the sale. From August 1994 through July 1998, Mr. Hyde was Trustee and CEO of Cannon Pictures, Inc. and Cannon Television Inc. Mr. Hyde was CEO of MCEG Sterling, Inc. from December 1990 through December 31, 1995, at which time MCEG was part of a three-way merger with Orion Pictures, Inc. and Actava Group, Inc. Prior to his term at MCEG, Mr. Hyde held numerous senior executive positions in the entertainment industry. Mr. Hyde graduated from New York University in 1963.

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

   Dixon Q. Dern. Mr. Dern has been a director of Film Roman and general counsel since August 1995. Mr. Dern has practiced entertainment law for over 40 years and currently owns and operates his own private practice which specializes in entertainment, copyright and communications law. Mr. Dern also serves as Secretary of the Company.

   Peter Mainstain. Mr. Mainstain has been a director of Film Roman since August 1995. He is a certified public accountant as well as an officer and shareholder of Tanner, Mainstain, Hoffer & Peyrot, an accountancy corporation, at which he has been employed since 1976. Mr. Mainstain also serves as Treasurer of Film Roman.

   Mike Medavoy. Mr. Medavoy has been a director of Film Roman since May 2000. Mr. Medavoy, Co-Founder and Chairman of Phoenix Pictures, launched his career at Universal Studios in 1964. Then in 1965 he became an agent, working at General Artist Corporation, Creative Management Agency and International Famous. In 1974, Mr. Medavoy joined United Artists as Senior Vice President of Production, and then went on to co-found Orion Pictures in 1978. After twelve years at Orion, Mr. Medavoy became Chairman of Tri-star Pictures before co-founding Phoenix Pictures. He is a member of the Dean's Advisory Board at the UCLA School of Theatre, Film, and Television as well as the Chairman of the Leadership Circle for UCLA's Center for International Relations. Born in Shanghai in January 1941, Mr. Medavoy lived in Chile for much of his youth before moving to Los Angeles as a teen. He graduated with honors in History from UCLA in 1963.

   Phil Roman. Mr. Roman served as the Company's Chief Executive Officer, and as a Director, from the founding of the Company until February 5, 1999. Mr. Roman was re-elected to the board in March 2001. Phil Roman began his animation career in 1955 at the Walt Disney Company as an assistant animator on Sleeping Beauty. Over the next thirty years, Mr. Roman worked at many of the major studios, including MGM Animation and Warner Brothers Cartoons. Mr. Roman has also directed 13 Emmy-nominated Charlie Brown specials. Since his resignation as Chief Executive Officer, Mr. Roman has worked at his new company, Phil Roman Entertainment, and recently joined the Company as an employee/consultant.

   Steve Tisch. Mr. Tisch has been a director of Film Roman since June 2000. Mr. Tisch's most recent executive producing credits include Regent Entertainment's Looking for an Echo, Gramercy Pictures' Lock, Stock and Two Smoking Barrels, and the critically-acclaimed film American History X (New Line Cinema). One of Mr. Tisch's most noteworthy achievements is the production of 1994's Academy Award winner for Best Picture, Forrest Gump (Paramount Pictures). Mr. Tisch began his career at Columbia Pictures where, during his four-year tenure, Mr. Tisch supervised productions on such films as The Lords of Flatbush, Tommy, The Last Detail and White Line Fever. In 1976 Mr. Tisch formed Tisch/Avnet Productions whose credits include Risky Business, Deal of the Century, and Coast to Coast as well as a number of made-for-television productions. In 1986, Mr. Tisch formed his own production company, the Steve Tisch Company. His most recent theatrical releases include: The Postman (Warner Bros.), Wild America (Warner Bros./Morgan Creek) and The Long Kiss Goodnight (New Line Cinema). Mr. Tisch was elected to the AIDS Project Los Angeles' Board of Directors in April 1991 and re-elected in October 1992. During his tenure, Mr. Tisch served as both Board Chair and Chair of the Development Committee.

   Daniel Villanueva. Mr. Villanueva has been a director of Film Roman since April 1998. Mr. Villanueva is chairman of Bastion Capital Corporation, a Los Angeles based buyout fund. Previously, he was a director and officer of Spanish International Communications Corporation, and later, director of 7UP Bottling of Southern California and is currently a trustee of the Metropolitan West Group of mutual funds and a member of the board of directors of NUMEX Corp. Mr. Villanueva is a former player in the National Football League for both the Los Angeles Rams and Dallas Cowboys.

   The balance of the information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Exchange Act in connection with the Company's 2002 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements required to be filed hereunder are indexed on page F-1 hereof. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

   (c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March, 2002.

                                              FILM ROMAN, INC.
                                              By:        /s/  JOHN HYDE
                                                  ------------------------------
                                                            John Hyde
                                                   President, Chief Executive
                                                           Officer and
                                                  acting Chief Financial Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hyde and Dixon Q. Dern, or any one of them, his attorney-in-fact and agent, with full power of substitution for him, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                    Title                  Date
      ---------                    -----                  ----

    /s/  JOHN HYDE     Chief Executive Officer,      March 29, 2002
----------------------   President, Director and
      John Hyde          acting Chief Financial
                         Officer

  /s/  JOAN THOMPSON   Executive Vice President,     March 29, 2002
----------------------   Chief Accounting Officer
    Joan Thompson

   /s/  PHIL ROMAN     Director                      March 29, 2002
----------------------
      Phil Roman

  /s/  ROBERT CRESCI   Director                      March 29, 2002
----------------------
    Robert Cresci

 /s/  PETER MAINSTAIN  Director                      March 29, 2002
----------------------
   Peter Mainstain

  /s/  DIXON Q. DERN   Director                      March 29, 2002
----------------------
    Dixon Q. Dern

/s/  DANIEL VILLANUEVA Director                      March 29, 2002
----------------------
  Daniel Villanueva

  /s/  MIKE MEDAVOY    Director                      March 29, 2002
----------------------
     Mike Medavoy

   /s/  STEVE TISCH    Director                      March 29, 2002
----------------------
     Steve Tisch

                               INDEX TO EXHIBITS

Exhibit
Number                                               Description
------                                               -----------

    !3.1 Amended and Restated Certificate of Incorporation of Film Roman, Inc., a Delaware corporation
         (the "Company").

    !3.2 Amended and Restated Bylaws of the Company.

    #4.1 Specimen Stock Certificate.

   *10.1 Production Services Agreement, dated as of June 18, 2001, between the Company and Producers
         Sales Organization, furnishing the services of John W. Hyde. (Incorporated by reference to
         Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 2001.)

   *10.2 Executive Engagement Agreement, dated as of June 18, 2001, between the Company and John W.
         Hyde. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000.)

   *10.3 Employment Agreement dated as of September 18, 2000 by and between the Company and
         Mr. Michael B. Winchester. (Incorporated by reference to Exhibit 10.2 to the Company's Form
         10-K for the year ended December 31, 2000.)

   *10.4 Transition, Settlement and Release Agreement dated February 5, 1999 by and between the
         Company and Mr. Phil Roman. (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request.) (Incorporated by reference to Exhibit 10.51 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

    10.5 Intentionally Omitted.

   *10.6 Amended and Restated 2000 Stock Option Plan of the Company. (Incorporated by reference to
         Annex A to the Company's 2000 Proxy Statement.)

   *10.7 Form of Non-Qualified Stock Option Agreement for Employees Under the Amended and
         Restated 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

   *10.8 Form of Option Certificate for Non-Qualified Stock Option for Non-Employee Director.
         (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 2000.)

   *10.9 Employment Agreement dated as of July 7, 1999 by and between Film Roman California and
         Mr. Hubert T. Smith. (Incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2000.)

   10.10 Intentionally Omitted.

  #10.11 Lease for Registrant's headquarters and studio in North Hollywood, California.

10.12-27 Intentionally Omitted.

  #10.28 Agreement dated November 9, 1993 between Film Roman, Inc. and Felix The Cat Creations, Inc.

   10.29 Intentionally omitted.

  #10.30 Agreement dated September 27, 1994 between Felix The Cat Creations, Inc. and Film Roman,
         Inc.

  #10.31 Letter Agreement dated June 6, 1995 between Felix The Cat Corporation and Film Roman, Inc.

  #10.32 Agreement dated September 1, 1995 between Felix Comics, Inc. and Film Roman, Inc.

  #10.33 Agreement dated November 20, 1995 between Felix The Cat Creations, Inc. and Film Roman,
         Inc.

Exhibit
Number                                              Description
------                                              -----------

 10.34  Agreement dated as of February 26, 1998 between Claster Television and Film Roman, Inc. in connection with "Mr. Potato Head." (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request.) (Incorporated by reference to Exhibit 10.45 of the Company's Form 10-Q for the quarter ended June 30, 1998.)

 10.35  Agreement dated as of February 26, 1998 between Fox Kids Worldwide, Inc. and Film Roman, Inc.
        in connection with "Mr. Potato Head." (As indicated by asterisk, selected text of the agreement has been redacted pursuant to a confidentiality request.) (Incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.)

&10.36  Letter Agreement dated March 1, 1994 between Twentieth Television and Film Roman, Inc.
        (Exhibit 10.47)

&10.37  Letter Agreement dated January 31, 2000 between Marvel Entertainment and Film Roman, Inc.
        (Exhibit 10.48)

&10.38  Agreement dated July 25, 1999 between Oblong Productions, Inc. and Film Roman, Inc.
        (Exhibit 10.49)

&10.39  Agreement dated as of March 1, 1996 between Twentieth Century Fox Film Corporation and Film
        Roman, Inc. (Exhibit 10.50)

#10.40  Form of Agreement between Film Roman, Inc. and Threshold Entertainment.

#10.41  Agreement dated as of January 29, 1992 between Film Roman, Inc. and 20th Television.
        (Exhibit 10.43)

 &21.1  Subsidiaries of the Registrant.

  23.1  Consent of Independent Auditors.

Footnotes

! Incorporated by reference to a similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 2001.

# Incorporated by reference to a similarly numbered exhibit (or to the exhibit number listed in parentheses) to Amendment Number 1 to the Company's Registration Statement on Form S-1, on Form S-1/A (Registration No. 333-03987), as filed with the Securities and Exchange Commission on July 12, 1996.

& Incorporated by reference to a similarly numbered exhibit (or to the exhibit number listed in parentheses) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 9, 2001.

*  Management contract or other compensation plan or arrangement.

                               FILM ROMAN, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Index to Consolidated Financial Statements....................................................... F-1

FILM ROMAN, INC.
   Report of Independent Auditors................................................................ F-2
   Consolidated Balance Sheets as of December 31, 2000 and 2001.................................. F-3
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000, and 2001... F-4
   Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31,
     1998, 1999, 2000, and 2001.................................................................. F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.... F-6
   Notes to Consolidated Financial Statements.................................................... F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Film Roman, Inc.

   We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/  Ernst & Young LLP

                                          ERNST & YOUNG LLP

Los Angeles, California
March 14, 2002

                               FILM ROMAN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              --------------------------
                                                                                  2000          2001
                                                                              ------------  ------------
                                   ASSETS
                                   ------
Cash and cash equivalents.................................................... $  4,203,221  $  2,776,757
Accounts receivable..........................................................      249,893       259,784
Film costs, net of accumulated amortization of $54,322,930 (2000) and
  $50,663,342 (2001).........................................................   24,558,709    22,030,027
Property and equipment, net of accumulated depreciation and amortization of
  $2,437,270 (2000) and $2,797,025 (2001)....................................      735,552       493,552
Deposits and other assets....................................................      652,455       612,492
                                                                              ------------  ------------
Total assets................................................................. $ 30,399,830  $ 26,172,612
                                                                              ============  ============

                              LIABILITIES AND
                     STOCKHOLDERS' EQUITY (DEFICIENCY)
                     --------------------------------
Accounts payable............................................................. $  1,672,785  $  1,678,063
Accrued expenses.............................................................    1,826,860     1,964,982
Deferred revenue.............................................................   24,815,940    26,312,646
                                                                              ------------  ------------
Total liabilities............................................................   28,315,585    29,955,691
Commitments..................................................................
Stockholders' equity (deficiency):...........................................
   Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued.           --            --
   Common Stock, $.01 par value, 20,000,000 shares authorized, 8,565,190 shares issued and outstanding in 2000 and 8,577,690 shares issued and
     outstanding in 2001 issued and outstanding in 2001......................       85,652        85,777
Additional paid-in capital...................................................   36,370,365    36,379,615
Accumulated deficit..........................................................  (34,371,772)  (40,248,471)
                                                                              ------------  ------------
Total stockholders' equity (deficiency)......................................    2,084,245    (3,783,079)
                                                                              ------------  ------------
Total liabilities and stockholders' equity (deficiency)...................... $ 30,399,830  $ 26,172,612
                                                                              ============  ============


                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                                   -------------------------------------
                                                                      1999         2000         2001
                                                                   -----------  -----------  -----------
Revenue........................................................... $48,605,144  $44,552,140  $44,088,173
Cost of revenue...................................................  48,683,993   43,106,536   45,345,423
Selling, general and administrative expenses......................   7,756,561    4,308,109    4,337,615
                                                                   -----------  -----------  -----------
Operating loss....................................................  (7,835,410)  (2,862,505)  (5,594,865)
Interest income...................................................     359,118      278,196       82,166
                                                                   -----------  -----------  -----------
Loss before cumulative effect of a change in accounting principle and provision for income taxes..................................  (7,476,292)  (2,584,309)  (5,512,699)
Cumulative effect of a change in accounting principle.............          --           --     (364,000)
Provision for income taxes........................................     (16,763)      (1,588)          --
                                                                   -----------  -----------  -----------
Net loss.......................................................... $(7,493,055) $(2,585,897) $(5,876,699)
                                                                   ===========  ===========  ===========
Loss before cumulative effect of a change in accounting principle,
  per common share basic and diluted.............................. $     (0.88) $     (0.30) $     (0.64)
                                                                   ===========  ===========  ===========
Net loss per common share basic and diluted....................... $     (0.88) $     (0.30) $     (0.69)
                                                                   ===========  ===========  ===========
Weighted average number of shares outstanding basic and diluted...   8,523,609    8,563,682    8,571,560
                                                                   ===========  ===========  ===========


                            See accompanying notes.

                               FILM ROMAN, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                         Total
                                            Common Stock    Additional                Stockholders
                                          -----------------  Paid-In    Accumulated      Equity
                                           Shares   Amount   Capital      Deficit     (Deficiency)
                                          --------- ------- ----------- ------------  ------------
Balance as of December 31, 1998.......... 8,522,190 $85,222 $36,305,685 $(24,292,820) $12,098,087
Options exercised........................     2,000      20       2,840           --        2,860
Compensation expense relating to employee
  stock options..........................        --      --       3,313           --        3,313
Net loss.................................        --      --          --   (7,493,055)  (7,493,055)
                                          --------- ------- ----------- ------------  -----------
Balance as of December 31, 1999.......... 8,524,190  85,242  36,311,838  (31,785,875)   4,611,205
Options exercised........................    41,000     410      58,527           --       58,937
Net loss.................................        --      --          --   (2,585,597)  (2,585,897)
                                          --------- ------- ----------- ------------  -----------
Balance as of December 31, 2000.......... 8,565,190  85,652  36,370,365  (34,371,772)   2,084,245
Options exercised........................    12,500     125       9,250           --        9,375
Net loss.................................        --      --          --   (5,876,699)  (5,876,699)
                                          --------- ------- ----------- ------------  -----------
Balance as of December 31, 2001.......... 8,577,690 $85,777 $36,379,615 $(40,248,471) $(3,783,079)
                                          ========= ======= =========== ============  ===========



                            See accompanying notes.

                               FILM ROMAN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                 ----------------------------------------
                                                                     1999          2000          2001
                                                                 ------------  ------------  ------------
Operating activities:
Net loss........................................................ $ (7,493,055) $ (2,585,897) $ (5,876,699)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................      462,562       415,596       359,755
   Amortization of film costs...................................   48,683,993    43,106,536    45,345,423
   Compensation expense relating to employee stock options......        3,313            --            --
   Cumulative effect of a change in accounting principle........           --            --       364,000
 Changes in operating assets and liabilities:
   Accounts receivable..........................................      608,386       230,939        (9,891)
   Film costs...................................................  (46,483,717)  (48,961,750)  (43,180,741)
   Deposits and other assets....................................       32,112      (195,362)       39,963
   Accounts payable.............................................    1,086,484       (41,920)        5,278
   Accrued expenses.............................................      145,886      (669,721)      138,122
   Deferred revenue.............................................     (344,414)    5,488,687     1,496,706
                                                                 ------------  ------------  ------------
   Net cash used in operating activities........................   (3,298,450)   (3,212,892)   (1,318,084)

Investing activities:
Additions to property and equipment.............................     (434,123)     (200,497)     (117,755)
                                                                 ------------  ------------  ------------
   Net cash used in investing activities........................     (434,123)     (200,497)     (117,755)

Financing activities:
Option and warrants exercised and other.........................        2,860        58,937         9,375
                                                                 ------------  ------------  ------------
   Net cash provided by financing Activities....................        2,860        58,937         9,375
                                                                 ------------  ------------  ------------
Net decrease in cash and cash equivalents.......................   (3,729,713)   (3,354,452)   (1,426,464)
Cash and cash equivalents at beginning of period................   11,287,386     7,557,673     4,203,221
                                                                 ------------  ------------  ------------
Cash and cash equivalents at end of period...................... $  7,557,673  $  4,203,221  $  2,776,757
                                                                 ============  ============  ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:................................
   Interest..................................................... $         --  $         --  $         --
                                                                 ============  ============  ============
   Income taxes................................................. $     16,763  $      1,588  $         --
                                                                 ============  ============  ============

                            See accompanying notes.

                               FILM ROMAN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

1.  Summary of Significant Accounting Policies

  Business and Organization

   Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The Company operates in one segment and develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets.

  Management Strategies and Basis of Presentation

   At December 31, 2001, the Company had cash and cash equivalents of approximately $2.8 million compared to $4.2 million at December 31, 2000. The Company's cash and cash equivalent balances have continued to decline since December 31, 2000, and the Company would expect cash balances to decline further during fiscal 2002.

   Throughout 2001, the Company has taken a substantial number of actions in order to implement significant cost reductions. Company management has taken these steps without severely impacting operations.

   Management believes that its existing cash balances and cash equivalents, combined with anticipated cash flows will be sufficient to meet its cash requirements through at least the next 12 months. In the event that cash flows are not as anticipated, the Company may implement further cost reductions. Accordingly, the accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

   The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fund its operations and/or fulfill its growth strategies. However, recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company would be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs, should it be required to do so. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

  Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and investments in money market accounts to be cash equivalents.

                               FILM ROMAN, INC.

                               December 31, 2001


  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit, quality financial institutions. The Company has not incurred any losses relating to these investments.

   The Company performs production services for various companies within the entertainment industry and licenses various rights in its product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2001, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.

  Financial Instruments

   Financial instruments are carried at historical cost which approximates fair value.

  Revenue Recognition and Film Costs

   Effective January 1, 2001, the Company recognizes revenue based on the new accounting standard Statement of Position ("SOP") 00-2 (see note 12). Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2000 and 2001, such revenues accounted for more than 90% of the Company's total revenues. License fees received by the Company for its work on fee-for-service productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

   Revenue earned from proprietary programs is recognized as such programs are exploited in the markets in which the Company has retained ownership rights, typically upon the receipt of statements from the Company's licensees. In the event that a licensee pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue if all of the criteria for recognition pursuant to SOP 00-2 is met.

   Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. The costs of fee-for-service produced episodes are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of an episode are expected to exceed the corresponding license fee, all costs incurred in excess of this license fee will be expensed to cost of revenues as incurred. The cost of each proprietary program is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such programs.

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

                               FILM ROMAN, INC.

                               December 31, 2001


  Income Taxes

   The Company uses the liability method required by Financial Accounting Standards Board Statement (FAS) No. 109, "Accounting for Income Taxes." Deferred taxes are provided for any differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

  Stock-based Compensation

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so. The Company has adopted the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation" (see Note 9).

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Net Loss Per Common Share

   The per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options of 1,192,500 (1999), 1,525,250
(2000) and 1,247,000 (2001) are not included since they are antidilutive.

2.  Film Costs

   The components of unamortized film costs consist of the following:

                                                          December 31,
                                                     -----------------------
                                                        2000        2001
                                                     ----------- -----------
   Film productions released, net of amortization... $   678,154 $        --
   Film productions in process......................  22,549,666  21,844,184
   Film productions in development..................   1,300,889     185,843
                                                     ----------- -----------
                                                     $24,558,709 $22,030,027
                                                     =========== ===========

   Based on management's estimates of future gross revenues as of December 31, 2001, approximately 100% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 2004.

3.  Property and Equipment

   Property and equipment consists of the following:

                                                          December 31,
                                                    ------------------------
                                                       2000         2001
                                                    -----------  -----------
  Leasehold improvements........................... $   398,577  $   398,577
  Furniture and fixtures...........................     617,109      724,534
  Office equipment.................................   2,157,136    2,167,466
                                                    -----------  -----------
                                                      3,172,822    3,290,577
  Less accumulated depreciation and amortization...  (2,437,270)  (2,797,025)
                                                    -----------  -----------
                                                    $   735,552  $   493,552
                                                    ===========  ===========

                               FILM ROMAN, INC.

                               December 31, 2001


4.  Income Taxes

   The significant components of the Company's net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                  December 31,
                                           --------------------------
                                               2000          2001
                                           ------------  ------------
          Film costs...................... $     29,269  $         --
          Property and Equipment..........        4,276        92,915
          Nondeductible accrual...........      171,419       158,576
          Foreign Tax Credit Carryforward.      162,995       162,995
          Other...........................      278,818        48,539
          Net operating loss carryforwards   10,237,618    12,430,722
                                           ------------  ------------
                                             10,884,395    12,893,747
          Valuation allowance.............  (10,884,395)  (12,893,747)
                                           ------------  ------------
                                           $         --  $         --
                                           ============  ============

   The provision for income taxes is as follows:

                                       December 31,
                                    -------------------
                                     1999    2000  2001
                                    ------- ------ ----
                        Current:
                           Foreign. $16,763 $1,588 $--
                                    ------- ------ ---
                                    $16,763 $1,588 $--
                                    ======= ====== ===

   A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                                    December 31,
                                                        -----------------------------------
                                                           1999        2000        2001
                                                        -----------  ---------  -----------
Benefit for income taxes at statutory rate of 35%...... $(2,655,788) $(905,064) $(2,056,908)
Permanent Differences..................................      59,231     23,440       20,319
Benefit of deferred tax assets not currently recognized   2,596,558    881,624    2,036,589
                                                        -----------  ---------  -----------
                                                        $        --  $      --  $        --
                                                        ===========  =========  ===========

   At December 31, 2001, the Company had available federal and state tax net operating loss carryforwards of approximately $32,775,286 and $16,696,340, respectively, expiring through 2021 and 2011, respectively. At December 31, 2001, the Company had available foreign tax credit carryforwards of approximately $162,995. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforward may be limited based on changes in the percentage of ownership of the Company.

                               FILM ROMAN, INC.

                               December 31, 2001


5.  Stockholders' Equity (Deficiency)

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

6.  Commitments

   The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statements of operations for the years ended December 31, 1999, 2000 and 2001 reflect rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2004. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

                    Year ending December 31
                    -----------------------
                    2002........................ $ 1,320,156
                    2003........................     898,544
                    2004........................      24,372
                    2005........................      19,428
                    2006........................       1,532
                                                 -----------
                    Total minimum lease payments $2,264,032
                                                 ===========

   Rent expense for the years ended December 31, 1999, 2000 and 2001, prior to any allocation of rent to capitalized film costs, was $1,280,933, $1,224,079, and $1,237,130, respectively.

   At December 31, 2001, the Company had outstanding employment agreements with various employees with initial terms ranging from one to two years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

                       Year ending December 31
                       -----------------------
                                2002.......... $  729,058
                                2003..........    450,975
                                2004..........    187,979
                                               ----------
                                               $1,368,012
                                               ==========

                               FILM ROMAN, INC.

                               December 31, 2001


7.  401(k) Profit Sharing Plan

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

   For the years ended December 31, 1999, 2000, and 2001 the Company contributed $167,881, $180,395 and $155,020, respectively, to the plan on behalf of its employees.

8.  Significant Customers and Properties

   In 1999, the Company earned revenue from two significant customers of $37,620,000 (77%) and $5,930,000 (12%). In 2000, the Company earned revenue from two significant customers of $31,420,000 (71%) and $11,110,000 (25%). In 2001, the Company earned revenue from three significant customers of $27,590,000 (62%), $8,190,000 (19%) and $3,820,000 (9%).

   In 1999, the Company earned revenue from four significant properties of $16,260,000 (33%), $14,740,000 (30%), $6,620,000 (14%) and $5,930,000 (12%). In
2000, the Company earned revenue from three significant properties of $15,750,000 (35%), $15,560,000 (35%), and $6,940,000 (16%). In 2001, the
Company earned revenue from four significant properties of $14,390,000 (33%), $13,190,000 (30%), $6,950,000 (16%) and $3,550,000 (8%).

9.  Stock Option Plan

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

   On June 16, 1999, the shareholders ratified the 1999 Non-Employee Director's Stock Option Plan (A1999 Plan"). As amended by the Board of Directors the 1999 Plan provides that on the date of each annual meeting of the Company, each non-employee Director who is then serving on the Board shall be granted options to purchase 5,000 shares of Common Stock with an effective date of grant as of the date such annual meeting. The exercise price for such option shall be 100% of the fair market value of such shares on the grant date. The maximum number of shares subject to the 1999 Plan is 100,000 and the 1999 Plan will terminate on June 16, 2009, unless sooner terminated by the Board of Directors. The options vest upon issuance and expire ten years from the date of issuance.

                               FILM ROMAN, INC.

                               December 31, 2001


   In June 2000, the Company combined both the 1996 Plan and 1999 Plan into one combined plan called the Amended and Restated 2000 Stock Option Plan ("2000 Plan"). The maximum number of shares subject to the 2000 Plan is the 2,200,000 shares that were subject to the previous plans. Options granted under the 2000 Plan vest in the same manner as the 1996 Plan and the 1999 Plan and expire ten years from the date of issuance. The 2000 Plan will terminate on June 14, 2010, unless sooner terminated by the Board of Directors.

   The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date for such awards, as set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                     Year ended December 31,
                              -------------------------------------
                                 1999         2000         2001
                              -----------  -----------  -----------
           Net loss
              As reported.... $(7,493,055) $(2,585,897) $(5,876,699)
              Pro forma...... $(7,831,169) $(2,805,502) $(6,345,587)

           Net loss per share
              As reported.... $     (0.88) $     (0.30) $     (0.69)
              Pro forma...... $     (0.92) $     (0.33) $     (0.74)

   Since compensation expenses associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net loss and pro forma net loss per share is not representative of the potential impact on pro forma amounts in future years, when the effect of the recognition of a portion of compensation expenses from multiple awards would be reflected.

   The weighted average fair value of options granted during the year was $2.09, $1.18 and $0.77 for the years ended December 31, 1999, 2000 and 2001.
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Year ended December 31,
                                          ----------------------
                                           1999      2000   2001
                                          ----      ----   -----
                  Dividend yield.........   --        --      --
                  Expected volatility.... 96.8%     96.1%  102.1%
                  Risk-free interest rate 6.38%     6.52%   5.33%
                  Expected term (years)..    8         8       8

                               FILM ROMAN, INC.

                               December 31, 2001


   A summary of stock option activity under the Plan is as follows:

                                                                                             Weighted
                                                                                             Average
                                                                                             Exercise
                                                                                   Shares     Price
                                                                                  ---------  --------
Balance at December 31, 1998 (including 780,009 options exercisable at a weighted average exercise price of $1.32 per share)..................................... 1,829,034

Granted..........................................................................   203,000   $2.457
Exercised........................................................................   (69,500)  $0.049
Cancelled........................................................................  (770,034)  $1.607
                                                                                  ---------
Balance at December 31, 1999 (including 631,817 options exercisable at a weighted average exercise price of $1.53 per share)..................................... 1,192,500
                                                                                  ---------

Granted..........................................................................   630,000   $1.367
Exercised........................................................................   (41,000)  $1.529
Cancelled........................................................................  (256,250)  $1.585
                                                                                  ---------
Balance at December 31, 2000 (including 936,450 options exercisable at a weighted average exercise price of $1.51 per share)..................................... 1,525,250
                                                                                  ---------

Granted..........................................................................   255,000   $0.877
Exercised........................................................................   (12,500)  $0.750
Cancelled........................................................................  (520,750)  $1.370
                                                                                  ---------
Balance at December 31, 2001 (including 810,669 options exercisable at a weighted average exercise price of $1.51 per share)..................................... 1,247,000
                                                                                  =========

   Exercise prices for options outstanding as of December 31, 2001, ranged from $0.72 to $2.94. The weighted-average remaining contractual life of these options is 7.3 years.

   As of December 31, 2000 and 2001, shares available under the 2000 Plan for future grants of options were 631,280 and 897,030, respectively.

10.  Related Party Transactions

   A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 2000 and 2001 amounted to $2,500 and $6,750 respectively. A firm in which an outside director of the Company is the principal acts as a legal consultant to the Company and fees paid to that firm during 1999, 2000 and 2001 amounted to $87,615, $140,706 and $250,296, respectively.

11.  Change in Accounting Principle

   In June 2000, Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2") was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001.

                               FILM ROMAN, INC.

                               December 31, 2001


   SOP 00-2 requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of SOP 00-2, the Company recorded a non cash charge of $364,000 to reduce the carrying value of its film inventory. Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 2001.

12.  Pentamedia Transaction

   The Company had anticipated the receipt of approximately $10,000,000 to $15,000,000 in cash from the issuance and sale of common stock to Pentamedia Graphics, Ltd. ("Pentamedia"). However, after several attempts to restructure the stock purchase transaction between the two companies, and two closing date extensions, Pentamedia continued to provide no satisfactory evidence of its ability to deliver the agreed upon purchase price in the agreed upon manner. Consequently, on May 18, 2001, Film Roman terminated the transaction between the two companies and later submitted a demand for arbitration on the grounds that Pentamedia had breached the agreements between the two companies. Film Roman is no longer constrained from pursuing other strategic alliances and financing sources. On July 9, 2001, the Company received $350,000 in cash from Pentamedia as a result of the Settlement Agreement entered into by the two companies. The $350,000 was offset against costs incurred under selling, general and administrative expenses. Additional terms of the Settlement Agreement included each party's release of the other party from any past or future claims arising out of the prior agreements between the companies.

14.  Quarterly Information (Unaudited)

                                                                              2001
                                                                       Three months ended
                                                        -----------------------------------------------
                                                         March 31    June 30    September 30 December 31
                                                        ----------  ----------  ------------ -----------
                                                        (In thousands, except per share and share data)
Statement of Operations Data:
Revenue................................................
Expenses:                                               $   19,199  $    9,401   $    3,715  $   11,773
   Cost of revenue.....................................     18,254       9,287        4,405      13,399
   Selling, general and administrative expenses........        923       1,416        1,342         657
                                                        ----------  ----------   ----------  ----------
Operating loss.........................................         22      (1,302)      (2,032)     (2,283)
Interest income (expense), net.........................         40           8           19          15
                                                        ----------  ----------   ----------  ----------
Loss before cumulative effect of a change in accounting
  principle and provision for income taxes.............         62      (1,294)      (2,013)     (2,268)
Cumulative effect of a change in accounting principle..        364          --           --          --
Provision for income taxes.............................         --          --           --          --
                                                        ----------  ----------   ----------  ----------
Net loss............................................... $     (302) $   (1,294)  $   (2,013) $   (2,268)
                                                        ==========  ==========   ==========  ==========
Loss before cumulative effect of a change in accounting
  principle, per common share basic and diluted........ $     0.01  $    (0.15)  $    (0.23) $    (0.26)
                                                        ==========  ==========   ==========  ==========
Net loss per common share basic and diluted............ $    (0.04) $    (0.15)  $    (0.23) $    (0.26)
                                                        ==========  ==========   ==========  ==========
Weighted average number of shares outstanding basic and
  diluted..............................................  8,565,190   8,565,465    8,577,690   8,577,690
                                                        ==========  ==========   ==========  ==========

                               FILM ROMAN, INC.

                               December 31, 2001

                                                                              2000
                                                                       Three months ended
                                                        -----------------------------------------------
                                                         March 31    June 30    September 30 December 31
                                                        ----------  ----------  ------------ -----------
                                                        (In thousands, except per share and share data)
Statement of Operations Data:
Revenue................................................
Expenses:                                               $   12,686  $    7,936   $    5,040  $   18,880
   Cost of revenue.....................................     12,910       7,935        4,652      17,909
   Selling, general and administrative expenses........      1,307         872          834       1,295
                                                        ----------  ----------   ----------  ----------
Operating loss.........................................     (1,221)       (871)        (446)       (324)
Interest income (expense), net.........................         71          71           71          65
                                                        ----------  ----------   ----------  ----------
Loss before provision for income taxes.................     (1,150)       (800)        (375)       (259)
Provision for income taxes.............................          2          --           --          --
                                                        ----------  ----------   ----------  ----------
Net loss............................................... $   (1,152) $     (800)  $     (375) $     (259)
                                                        ==========  ==========   ==========  ==========
Net loss per common share basic and diluted............ $    (0.13) $    (0.09)  $    (0.04) $    (0.03)
                                                        ==========  ==========   ==========  ==========
Weighted average number of shares outstanding basic and
  diluted..............................................  8,559,124   8,565,190    8,565,190   8,565,190
                                                        ==========  ==========   ==========  ==========