Form 10-Q
period 2002-03-31
FILM ROMAN INC
filed 2002-05-15
CIK 1013236

================================================================================


                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to
                               ------    -------

                        Commission file number 000-29642
                                FILM ROMAN, INC.

               (Exact name of registrant as specified in charter)

             Delaware                              95-4585357
    (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)           Identification Number)

                      12020 Chandler Boulevard, Suite 300
                       North Hollywood, California 91607
              (Address of principal executive offices) (Zip Code)

                                 (818) 761-2544
              (Registrant's telephone number, including area code)


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

As of April 30, 2002, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

================================================================================

================================================================================


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .....................................................................    3

        Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (unaudited) .......    3

        Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and
        March 31, 2002 (unaudited) ...............................................................    4

        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
        March 31, 2002 (unaudited) ...............................................................    5

        Notes to Consolidated Financial Statements ...............................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ....................................................................    7

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............................   15

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .........................................................   16

Signatures .......................................................................................   17

Index to Exhibits ................................................................................   18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FILM ROMAN, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               December 31,    March 31,
                                                                                                   2001          2002
                                                                                               ------------  ------------
                                                                                                              (unaudited)
                                        ASSETS
                                        ------
         Cash and cash equivalents ........................................................    $  2,776,757  $  1,803,328

         Accounts receivable ..............................................................         259,784       375,297

         Film costs, net of accumulated amortization of
             $50,663,342 (2001) and $52,894,086 (2002) ....................................      22,030,027    15,245,809

         Property and equipment, net of accumulated depreciation and
             amortization of $2,797,025 (2001) and $2,892,025 (2002) ......................         493,552       403,811


         Deposits and other assets ........................................................         612,492       624,966
                                                                                               ------------  ------------
         Total Assets .....................................................................    $ 26,172,612  $ 18,453,211
                                                                                               ============  ============

                                    LIABILITIES AND
                                STOCKHOLDERS' DEFICIENCY

         Accounts payable .................................................................    $  1,678,063  $  1,095,050

         Accrued expenses .................................................................       1,964,982     1,548,002

         Deferred revenue .................................................................      26,312,646    20,409,505
                                                                                               ------------  ------------
         Total liabilities ................................................................      29,955,691    23,052,557

         Stockholders' deficiency:

         Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued .......              --            --

         Common stock, $.01 par value, 40,000,000 shares authorized,
             8,577,690 shares issued and outstanding in 2001 and 2002 .....................          85,777        85,777

         Additional paid-in capital .......................................................      36,379,615    36,379,615

         Accumulated deficit ..............................................................     (40,248,471)  (41,064,738)
                                                                                               ------------  ------------
         Total stockholders' deficiency ...................................................      (3,783,079)   (4,599,346)
                                                                                               ------------  ------------
         Total liabilities and stockholders' deficiency ...................................    $ 26,172,612  $ 18,453,211
                                                                                               ============  ============

                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2001            2002
                                                                     ------------    ------------
Revenue ...........................................................  $ 19,198,579    $ 15,809,791

Cost of revenue ...................................................    18,253,572      15,794,394

Selling, general and administrative expenses ......................       922,842         841,948
                                                                     ------------    ------------

Operating income (loss) ...........................................        22,165        (826,551)

Interest income ...................................................        39,642          10,284

Income (loss) before cumulative effect of a change in
accounting principle and provision for income taxes ...............        61,807        (816,267)

Cumulative effect of a change in accounting principle .............       364,000              --
                                                                     ------------    ------------

Net loss ..........................................................  $   (302,193)   $   (816,267)
                                                                     ------------    ------------

Net income (loss) before cumulative effect of a change in
accounting principle, per common share basic & diluted ............  $       0.01    $      (0.10)
                                                                     ------------    ------------

Net loss, per common share basic & diluted ........................  $      (0.04)   $      (0.10)
                                                                     ------------    ------------

Weighted average number of shares outstanding basic and diluted ...     8,565,190       8,577,690
                                                                     ============    ============



                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months ended
                                                                                   March 31,
                                                                         -----------------------------
                                                                             2001             2002
                                                                         ------------    -------------
Operating activities:

    Net loss ..........................................................  $   (302,193)   $    (816,267)

    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

        Depreciation and amortization .................................       100,000           95,000

        Amortization of film costs ....................................    18,253,572       15,794,394

        Cumulative effect of a change in accounting principles ........       364,000               --

    Changes in operating assets and liabilities:

        Accounts receivable ...........................................      (141,443)        (115,513)

        Film costs ....................................................   (10,724,306)      (9,010,176)

        Deposits and other assets .....................................      (217,424)         (12,474)

        Accounts payable ..............................................      (635,485)        (583,013)

        Accrued expenses ..............................................      (408,220)        (416,980)

        Deferred revenue ..............................................    (8,873,003)      (5,903,141)
                                                                         ------------    -------------
        Net cash (used in) operating activities .......................    (2,584,502)        (968,170)

Investing activities:

    Additions to property and equipment ...............................       (32,474)          (5,259)
                                                                         ------------    -------------
        Net cash used in investing activities .........................       (32,474)          (5,259)

Financing activities:

        Net cash provided by financing activities .....................            --               --

    Net decrease in cash ..............................................    (2,616,976)        (973,429)
                                                                         ------------    -------------
    Cash and cash equivalents at beginning of period ..................     4,203,221        2,776,757
                                                                         ------------    -------------
    Cash and cash equivalents at end of period ........................  $  1,586,245    $   1,803,328
                                                                         ------------    -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:

        Income taxes ..................................................  $      6,000    $          --
                                                                         ------------    -------------

                             See accompanying notes.

                                FILM ROMAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

        Film Roman, Inc., a Delaware corporation (the "Company"), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Film Roman Records, Inc., a Delaware Corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2001 and 2002 and the cash flows for the three months ended March 31, 2001 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") filed with the Securities and Exchange Commission.

(2) - Net Loss per Common Share

        For the three months ended March 31, 2001 and 2002, the per share data is based on the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options, are not included in the calculation because they are antidilutive.

(3) - Film Costs


        The components of unamortized film costs consist of the following:

                                                                  December 31,            March 31,
                                                                      2001                  2002
                                                                      ----                  ----
                                                                                         (unaudited)
                                                                                         -----------
        Film productions released, net of                         $        --             $     4,850
        amortization

        Film productions in process                                21,844,184              14,822,857

        Film productions in development                               185,843                 418,102
                                                                  -----------             -----------

                                                                  $22,030,027             $15,245,809
                                                                  ===========             ===========

(4) - Change in Accounting Principle

        In June 2000, Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SOP 00-2") was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001. SOP 00-2 requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of SOP 00-2, the Company recorded a non-cash charge of $364,000 to reduce the carrying value of its film inventory. Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "may" and "projects" and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company; the Company's future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2002-2003 television season); plans to enter into new business areas beyond the Company's core business of animation television production; the Company's objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Form 10-K for the year ended December 31, 2001. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

         Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series, including The Simpsons, King of the Hill, X-Men, The Mask, Bobby's World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of theses areas, the Company is also continuing expansion of its production capabilities into live action, and expansion of its animation beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

         Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenues from proprietary programming have not been material over the last several years.

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

         The Company is also continuing expansion of its production capabilities into live action, and expansion of its intended markets beyond television, including cable, direct-to-video, commercials and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a limited history of developing, producing or distributing live action television, computer generated animation and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company's control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

The Company's 2002 Production Schedule

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

         The Company is currently scheduled to produce the following programming for the 2002-2003 broadcast season:

               The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its fourteenth season and still the longest-running prime time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

               Tripping the Rift. The Company has a firm order from the Sci-Fi Channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Total revenue decreased by 18%, or $3.4 million, to $15.8 million for the quarter ended March 31, 2002, from $19.2 million for the quarter ended March 31, 2001. Total revenue decreased because in 2001, the Company delivered a movie-of-the-week special but did not do so in 2002.

     The Company delivered 24 fee-for-services episodes during the quarter ended March 31, 2002 compared to 38 episodes in the comparable period in 2001. Fee-for-services revenue increased 3%, or $0.4 million, to $15.7 million for the quarter ended March 31, 2002, from $15.3 million in the comparable period in 2001. Although there was a decrease in episodes delivered, the per episode fee was higher for the episodes delivered.

     The Company delivered no proprietary episodes and earned minimal proprietary revenue during the three months ended March 31, 2002 and 2001. Proprietary revenue consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods.

     Other revenue decreased to $0.1 million for the quarter ended March 31, 2002 compared to $3.8 million for the quarter ended March 31, 2001. The decrease is primarily due to the delivery of a movie-of-the-week special in 2001 that did not occur in 2002.

     Total cost of revenue decreased by 14%, or $2.5 million, to $15.8 million for the quarter ended March 31, 2002, from $18.3 million for the quarter ended March 31, 2001. Total cost of revenue as a percentage of sales increased 5% to 100% for the quarter ended March 31, 2002, from 95% in the comparable period in 2001 due to lower fee-for-services margins.

     Total selling, general and administrative expenses for the quarter ended March 31, 2002 decreased by $0.1 million to $0.8 million from $0.9 million for the comparable period in 2001, due primarily to lower general and administrative costs.

     Operating loss was $0.8 million for the quarter ended March 31, 2002, as compared to income of $0.02 million for the quarter ended March 31, 2001.

Subsequent Events

     Film Roman, Inc. acquired the assets and key employees of VanHook Studios, a visual effects studio, on April 26, 2002. Kevin VanHook, sole proprietor of VanHook Studios, and two key employees are now employees of the Company and will receive as compensation for the transaction a total of 120,000 stock options issued pursuant to the Company's stock option plan. Kevin VanHook also received the right to participate in profits from future visual effects. VanHook Studios changed its name to Forum Visual Effects at the closing of the acquisition.

Industry Accounting Policies

     Revenue and Cost Recognition. Effective January 1, 2001, the Company recognizes revenue based on Statement of Position 00-2 "Accounting by Producers and Distributors of Films" ("SOP 00-2").

     Revenue earned from fee-for-services productions is the principal source of revenue earned by the Company. During 2000 and 2001, such revenues accounted for more than 90% of the Company's total revenues. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

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

Liquidity and Capital Resources

     At March 31, 2002, the Company had cash and short-term investments of approximately $1.8 million compared to $2.8 million at December 31, 2001. The Company's cash and short-term investment balances have continued to decline since December 31, 2001 and the Company expects cash to decline further during the next two quarters of 2002.

     Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements through the next 12 months. In the event that cash flows are not as anticipated, the Company may implement cost reductions. Accordingly, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

     The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fulfill its growth strategies. Recent operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

     For the three months ended March 31, 2002, net cash used for operating activities was approximately $1.0 million, principally due to cash used in connection with film production activities and a decrease in deferred revenue. For the three months ended March 31, 2002, net cash used for investing activities was $5,259 due to additions to property and equipment. No cash was generated by financing activities for the first three months of 2002.

     Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 2002, the Company had a balance in its deferred revenue account of $20.4 million. There will be a net cost of approximately $0.9 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

     The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

                                                 2002              2003            2004           2005         2006
                                                 ----              ----            ----           ----         ----
        Operating Lease Agreements       $    1,320,156    $     898,544    $     24,372    $    19,428    $   1,532
        Employment Agreements            $      729,058    $     450,975    $    187,979             --           --


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

     Dependence on a Limited Number of Television Programs. The Company's revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-Men accounted for approximately 33%, 30% and 16% respectively, of the Company's total revenue for the year ended December 31, 2001. King of the Hill, The Simpsons and X-Men accounted for approximately 38%, 45% and 17% respectively, of the Company's total revenue for the quarter ended March 31, 2002. Film Roman cannot assure that broadcasters will continue to broadcast the Company's proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

     Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance that It Will Be Able to Execute on Its Business Strategy. The Company has accumulated losses of approximately $41.0 million through March 31, 2002. Because substantial portions of the Company's expense are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon Company's ability to generate and sustain substantially higher revenues. Although the Company's revenues are relatively predicable and its strategy is to increase revenues and gross margin, it cannot be assured that the Company will be able to do so and consequently the Company may experience additional losses and a further decline in its cash balances in 2002.

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

         Risks Related to International Operations. There are many risks inherent in Film Roman's international business activities. The Company's projects could be adversely affected by: reversals or delays in the opening of foreign markets to new competitors; unexpected changes in regulatory requirements; export controls, tariffs and other barriers; currency fluctuations; investment policies; nationalization, expropriation and limitations on repatriation of cash; and social and political risks.

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

         Risks Associated with Possible New Businesses. Film Roman has begun live action television production, feature film development with the expectation of production (both live action and animation) and direct-to-video production (both live action and animation). The television and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program, feature film or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that the Company's projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

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

     Impact of FCC Regulations. The policies of the current FCC indicate a potential lessening of government restrictions that may facilitate more vertical integration of companies than in the past. This could have an adverse effect on the availability of buyers for the Company's product.

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

     The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the three months ended March 31, 2002, the Company earned interest income of $10,284.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The Exhibit, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002

                      FILM ROMAN, INC.


                      By:     /s/ John Hyde
                          ------------------------------------
                              John Hyde
                              President and Chief Executive Officer and Director



                      By:     /s/ Joan Thompson
                          ------------------------------------
                              Joan Thompson
                              Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                           ---------------

* Exhibit 10.5 Agreement with Phil Roman regarding office space and employment.

Footnotes

* Management contract or other compensation plan or arrangement.