Form 10-K/A
period 2001-12-31
FILM ROMAN INC
filed 2002-07-26
CIK 1013236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission file number 000-29642

FILM ROMAN, INC.
(Exact name of registrant as specified in charter)

Delaware	95-4585357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12020 Chandler Boulevard, Suite 300
North Hollywood, California 91607
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (818) 761-2544

Securities registered pursuant to 12(b) of the Act:
None

Securities registered pursuant to 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.    ☐

        As of June 3, 2002, the aggregate market value of Film Roman’s common stock, par value $0.01 per share (“Common Stock”) held by nonaffiliates of the registrant was approximately $1,163,902 based upon the last reported sales price of the Common Stock as reported by the National Association of Securities Dealers Over the Counter Bulletin Board (“NASD OTCBB”). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of July 15, 2002, 8,577,690 shares of Common Stock were outstanding.

This Amendment No. 1 to the Form 10-K of Film Roman, Inc. (the “Company”) for the year ended December 31, 2001 is amending the Company’s Form 10-K to correctly state the following: (1) the number of authorized shares of Common Stock and preferred stock, par value $0.01 per share (“Preferred Stock”) of the Company (See “Item 8—Financial Statements and Supplementary Data”) and (2) the aggregate market value of the Company’s Common Stock held by nonaffiliates as of March 15, 2002 was approximately $905,257 based upon the last reported sales price of the Common Stock as reported by the National Association of Securities Dealers Over the Counter Bulletin Board. Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing were excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION.    This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “should,” “will,” “may,” “projects” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things, (a) trends affecting the financial condition or results of operations of the Company, (b) the business and growth strategies of the Company, and (c) the Company’s objectives, planned or expected activities and anticipated financial performance. The stockholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

PART II

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this annual report on Form 10-K/A commencing on page F-1.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of July, 2002.

FILM ROMAN, INC.

By:	/s/ JOHN HYDE
John Hyde President, Chief Executive Officer and acting Chief Financial Officer

2

FILM ROMAN, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Film Roman, Inc.

We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ERNST & YOUNG LLP

Los Angeles, California
March 14, 2002

FILM ROMAN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Cash and cash equivalents	$4,203,221	$2,776,757
Accounts receivable	249,893	259,784
Film costs, net of accumulated amortization of $54,322,930 (2000) and $50,663,342 (2001)	24,558,709	22,030,027
Property and equipment, net of accumulated depreciation and amortization of $2,437,270 (2000) and $2,797,025 (2001)	735,552	493,552
Deposits and other assets	652,455	612,492

Total assets	$30,399,830	$26,172,612

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Accounts payable	$1,672,785	$1,678,063
Accrued expenses	1,826,860	1,964,982
Deferred revenue	24,815,940	26,312,646

Total liabilities	28,315,585	29,955,691
Commitments
Stockholders’ equity (deficiency):
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 40,000,000 shares authorized, 8,565,190 shares issued and outstanding in 2000 and 8,577,690 shares issued and outstanding in 2001issued and outstanding in 2001	85,652	85,777
Additional paid-in capital	6,370,365	36,379,615
Accumulated deficit	(34,371,772)	(40,248,471)

Total stockholders’ equity (deficiency)	2,084,245	(3,783,079)

Total liabilities and stockholders’ equity (deficiency)	$30,399,830	$26,172,612

See accompanying notes.

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
Revenue	$48,605,144	$44,552,140	$44,088,173
Cost of revenue	48,683,993	43,106,536	45,345,423
Selling, general and administrative expenses	7,756,561	4,308,109	4,337,615

Operating loss	(7,835,410)	(2,862,505)	(5,594,865)
Interest income	359,118	278,196	82,166

Loss before cumulative effect of a change in accounting principle and provision for income taxes	(7,476,292)	(2,584,309)	(5,512,699)
Cumulative effect of a change in accounting principle	—	—	(364,000)
Provision for income taxes	(16,763)	(1,588)	—

Net loss	$(7,493,055)	$(2,585,897)	$(5,876,699)

Loss before cumulative effect of a change in accounting principle, per common share basic and diluted	$(0.88)	$(0.30)	$(0.64)

Net loss per common share basic and diluted	$(0.88)	$(0.30)	$(0.69)

Weighted average number of shares outstanding basic and diluted	8,523,609	8,563,682	8,571,560

See accompanying notes.

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity (Deficiency)
	Shares	Amount
Balance as of December 31, 1998	8,522,190	$85,222	$36,305,685	$(24,292,820)	$12,098,087
Options exercised	2,000	20	2,840	—	2,860
Compensation expense relating to employee stock options	—	—	3,313	—	3,313
Net loss	—	—	—	(7,493,055)	(7,493,055)

Balance as of December 31, 1999	8,524,190	85,242	36,311,838	$(31,785,875)	$4,611,205
Options exercised	41,000	410	58,527	—	58,937
Net loss	—	—	—	(2,585,597)	(2,585,897)

Balance as of December 31, 2000	8,565,190	$85,652	$36,370,365	$(34,371,772)	$2,084,245
Options exercised	12,500	125	9,250	—	9,375
Net loss	—	—	—	(5,876,699)	(5,876,699)

Balance as of December 31, 2001	8,577,690	$85,777	$36,379,615	$(40,248,471)	$(3,783,079)

See accompanying notes.

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
Operating activities:
Net loss	$(7,493,055)	$(2,585,897)	$(5,876,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462,562	415,596	359,755
Amortization of film costs	48,683,993	43,106,536	45,345,423
Compensation expense relating to employee stock options	3,313	—	—
Cumulative effect of a change in accounting principle	—	—	364,000
Changes in operating assets and liabilities:
Accounts receivable	608,386	230,939	(9,891)
Film costs	(46,483,717)	(48,961,750)	(43,180,741)
Deposits and other assets	32,112	(195,362)	39,963
Accounts payable	1,086,484	(41,920)	5,278
Accrued expenses	145,886	(669,721)	138,122
Deferred revenue	(344,414)	5,488,687	1,496,706

Net cash used in operating activities	(3,298,450)	(3,212,892)	(1,318,084)

Investing activities:
Additions to property and equipment	(434,123)	(200,497)	(117,755)

Net cash used in investing activities	(434,123)	(200,497)	(117,755)

Financing activities:
Option and warrants exercised and other	2,860	58,937	9,375

Net cash provided by financing Activities	2,860	58,937	9,375

Net decrease in cash and cash equivalents	(3,729,713)	(3,354,452)	(1,426,464)
Cash and cash equivalents at beginning of period	11,287,386	7,557,673	4,203,221

Cash and cash equivalents at end of period	$7,557,673	$4,203,221	$2,776,757

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$16,763	$1,588	$—

See accompanying notes.

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.    Summary of Significant Accounting Policies

Business and Organization

Film Roman, Inc., a Delaware corporation (the “Company”), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The Company operates in one segment and develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets.

Management Strategies and Basis of Presentation

At December 31, 2001, the Company had cash and cash equivalents of approximately $2.8 million compared to $4.2 million at December 31, 2000. The Company’s cash and cash equivalent balances have continued to decline since December 31, 2000, and the Company would expect cash balances to decline further during fiscal 2002.

Throughout 2001, the Company has taken a substantial number of actions in order to implement significant cost reductions. Company management has taken these steps without severely impacting operations.

Management believes that its existing cash balances and cash equivalents, combined with anticipated cash inflows and outflows, will be sufficient to meet its cash requirements through at least the next 12 months. In the event that cash flows are not as anticipated, the Company may implement further cost reductions.

In addition, the Company may need to secure additional equity or debt financing during fiscal 2002/2003 in order to fund its operations and/or fulfill its growth strategies. However, recent operating losses, the Company’s declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company’s historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company’s losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company would be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs, should it be required to do so. The failure to obtain such financing could have an adverse effect on the implementation of the Company’s growth strategies and its ability to successfully run its operation.

The Company believes it has sufficient flexibilities in order to operate for the foreseeable future. Accordingly, the accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.    Summary of Significant Accounting Policies (Continued)

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

The Company performs production services for various companies within the entertainment industry and licenses various rights in its product to distributors throughout the world. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2001, substantially all of the Company’s trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management’s expectations.

Financial Instruments

Financial instruments are carried at historical cost which approximates fair value.

Revenue Recognition and Film Costs

Effective January 1, 2001, the Company recognizes revenue based on the new accounting standard Statement of Position (“SOP”) 00-2 (see note 12). Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2000 and 2001, such revenues accounted for more than 90% of the Company’s total revenues. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

Revenue earned from proprietary programs is recognized as such programs are exploited in the markets in which the Company has retained ownership rights, typically upon the receipt of statements from the Company’s licensees. In the event that a licensee pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue if all of the criteria for recognition pursuant to SOP 00-2 is met.

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.    Summary of Significant Accounting Policies (Continued)

Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. The costs of fee-for-service produced episodes are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of an episode are expected to exceed the corresponding license fee, all costs incurred in excess of this license fee will be expensed to cost of revenues as incurred. The cost of each proprietary program is capitalized and is amortized in the proportion that revenue realized relates to management’s estimate of the total revenue expected to be realized from such programs.

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

Income Taxes

The Company uses the liability method required by Financial Accounting Standards Board Statement (FAS) No. 109, “Accounting for Income Taxes.” Deferred taxes are provided for any differences between the carrying value of assets and liabilities for financial reporting and tax purposes.

Stock-based Compensation

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and intends to continue to do so. The Company has adopted the disclosure provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (see Note 9).

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

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

2.    Film Costs

The components of unamortized film costs consist of the following:

	December 31,
	2000	2001
Film productions released, net of amortization	$678,154	$—
Film productions in process	22,549,666	21,844,184
Film productions in development	1,300,889	185,843

	$24,558,709	$22,030,027

Based on management’s estimates of future gross revenues as of December 31, 2001, approximately 100% of unamortized film costs applicable to released films will be amortized during the three years ending December 31, 2004.

3.    Property and Equipment

Property and equipment consists of the following:

	December 31,
	2000	2001
Leasehold improvements	$398,577	$398,577
Furniture and fixtures	617,109	724,534
Office equipment	2,157,136	2,167,466

	3,172,822	3,290,577
Less accumulated depreciation and amortization	(2,437,270)	(2,797,025)

	$735,552	$493,552

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

4.    Income Taxes

The significant components of the Company’s net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company’s financial statements, are as follows:

	December 31,
	2000	2001
Film costs	$29,269	$—
Property and Equipment	4,276	92,915
Nondeductible accrual	171,419	158,576
Foreign Tax Credit Carryforward	162,995	162,995
Other	278,818	48,539
Net operating loss carryforwards	10,237,618	12,430,722

	10,884,395	12,893,747
Valuation allowance	(10,884,395)	(12,893,747)

	$—	$—

The provision for income taxes is as follows:

	December 31,
	1999	2000	2001
Current:
Foreign	$16,763	$1,588	$—

	$16,763	$1,588	$—

A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

	December 31,
	1999	2000	2001
Benefit for income taxes at statutory rate of 35%	$(2,655,788)	$(905,064)	$(2,056,908)
Permanent Differences	59,231	23,440	20,319
Benefit of deferred tax assets not currently recognized	2,596,558	881,624	2,036,589

	$—	$—	$—

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

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

5.    Stockholders’ Equity (Deficiency)

The Company’s Board of Directors, without the approval of the holders of the Common Stock, is authorized to designate for issuance up to 10,000,000 shares of preferred stock, par value $0.01 per share, in such series and with such rights, privileges and preferences as the Board of Directors may from time to time determine. Issuance of preferred stock may adversely affect the rights, privileges and preferences afforded the holders of Common Stock, including a decrease in the amount available for distribution to holders of the Common Stock in the event of a liquidation or payment of preferred dividends. Issuance of shares of preferred stock may also have the effect of preventing or delaying a change in control of the Company without further action by the stockholders and could make removal of present management of the Company more difficult. The Company currently has no plans to designate and/or issue any shares of preferred stock.

6.    Commitments

The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building’s operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statements of operations for the years ended December 31, 1999, 2000 and 2001 reflect rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2004. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

Year ending December 31
2002	$1,320,156
2003	898,544
2004	24,372
2005	19,428
2006	1,532

Total minimum lease payments	$2,264,032

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

At December 31, 2001, the Company had outstanding employment agreements with various employees with initial terms ranging from one to two years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

Year ending December 31
2002	$729,058
2003	450,975
2004	187,979

$1,368,012

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

9.    Stock Option Plan

In 1996 the Company adopted a stock option plan (the “1996 Plan”). All regular salaried employees of the Company may, at the discretion of the compensation committee of the Board of Directors, be granted incentive and non-qualified stock options to purchase shares of Common Stock at an exercise price not less than 100% of the fair market value of such shares on the grant date. Directors of the Company, consultants and other persons who are not regular salaried employees of the Company are not eligible to receive incentive stock options, but are eligible to receive non-qualified stock options.

The maximum number of shares subject to the 1996 Plan is 2,100,000 and the 1996 Plan will terminate on August 7, 2005, unless sooner terminated by the Board of Directors. The options generally vest over a five-year period and expire ten years from the date of issuance.

On June 16, 1999, the shareholders ratified the 1999 Non-Employee Director’s Stock Option Plan (A1999 Plan”). As amended by the Board of Directors the 1999 Plan provides that on the date of each annual meeting of the Company, each non-employee Director who is then serving on the Board shall be granted options to purchase 5,000 shares of Common Stock with an effective date of grant as of the date such annual meeting. The exercise price for such option shall be 100% of the fair market value of such shares on the grant date. The maximum number of shares subject to the 1999 Plan is 100,000 and the

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

9.    Stock Option Plan (Continued)

1999 Plan will terminate on June 16, 2009, unless sooner terminated by the Board of Directors. The options vest upon issuance and expire ten years from the date of issuance.

In June 2000, the Company combined both the 1996 Plan and 1999 Plan into one combined plan called the Amended and Restated 2000 Stock Option Plan (“2000 Plan”). The maximum number of shares subject to the 2000 Plan is the 2,200,000 shares that were subject to the previous plans. Options granted under the 2000 Plan vest in the same manner as the 1996 Plan and the 1999 Plan and expire ten years from the date of issuance. The 2000 Plan will terminate on June 14, 2010, unless sooner terminated by the Board of Directors.

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date for such awards, as set forth under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company’s net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	1999	2000	2001
Net loss
As reported	$(7,493,055)	$(2,585,897)	$(5,876,699)
Pro forma	$(7,831,169)	$(2,805,502)	$(6,345,587)
Net loss per share
As reported	$(0.88)	$(0.30)	$(0.69)
Pro forma	$(0.92)	$(0.33)	$(0.74)

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

The weighted average fair value of options granted during the year was $2.09, $1.18 and $0.77 for the years ended December 31, 1999, 2000 and 2001. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	1999	2000	2001
Dividend yield	—	—	—
Expected volatility	96.8%	96.1%	102.1%
Risk-free interest rate	6.38%	6.52%	5.33%
Expected term (years)	8	8	8

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

9.  Stock Option Plan (Continued)

A summary of stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 1998 (including 780,009 options exercisable at a weighted average exercise price of $1.32 per share)	1,829,034

Granted	203,000	$2.457
Exercised	(69,500)	$0.049
Cancelled	(770,034)	$1.607

Balance at December 31, 1999 (including 631,817 options exercisable at a weighted average exercise price of $1.53 per share)	1,192,500

Granted	630,000	$1.367
Exercised	(41,000)	$1.529
Cancelled	(256,250)	$1.585

Balance at December 31, 2000 (including 936,450 options exercisable at a weighted average exercise price of $1.51 per share)	1,525,250

Granted	255,000	$0.877
Exercised	(12,500)	$0.750
Cancelled	(520,750)	$1.370

Balance at December 31, 2001 (including 810,669 options exercisable at a weighted average exercise price of $1.51 per share)	1,247,000

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

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

11.    Change in Accounting Principle

In June 2000, Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”) was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001.

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

12.    Pentamedia Transaction

The Company had anticipated the receipt of approximately $10,000,000 to $15,000,000 in cash from the issuance and sale of common stock to Pentamedia Graphics, Ltd. (“Pentamedia”). However, after several attempts to restructure the stock purchase transaction between the two companies, and two closing date extensions, Pentamedia continued to provide no satisfactory evidence of its ability to deliver the agreed upon purchase price in the agreed upon manner. Consequently, on May 18, 2001, Film Roman terminated the transaction between the two companies and later submitted a demand for arbitration on the grounds that Pentamedia had breached the agreements between the two companies. Film Roman is no longer constrained from pursuing other strategic alliances and financing sources. On July 9, 2001, the Company received $350,000 in cash from Pentamedia as a result of the Settlement Agreement entered into by the two companies. The $350,000 was offset against costs incurred under selling, general and administrative expenses. Additional terms of the Settlement Agreement included each party’s release of the other party from any past or future claims arising out of the prior agreements between the companies.

FILM ROMAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

14.    Quarterly Information (Unaudited)

(In thousands, except per share and share data)	2001 Three months ended
	March 31	June 30	September 30	December 31
Statement of Operations Data:

Revenue	$19,199	$9,401	$3,715	$11,773
Expenses:
Cost of revenue	18,254	9,287	4,405	13,399
Selling, general and administrative expenses	923	1,416	1,342	657

Operating loss	22	(1,032)	(2,032)	(2,283)
Interest income (expense), net	40	8	19	15

Loss before cumulative effect of a change in accounting principle and provision for income taxes	62	(1,294)	(2,013)	(2,268)
Cumulative effect of a change in accounting principle	364	—	—	—
Provision for income taxes	0	—	—	—
Net loss	(302)	(1,294)	(2,013)	(2,268)
Loss before cumulative effect of a change in accounting principle, per common share basic and diluted	$0.01	$(0.15)	$(0.23)	$(0.26)

Net loss per common share basic and diluted	$(0.04)	$(0.15)	$(0.23)	$(0.26)

Weighted average number of shares outstanding basic and diluted	8,565,190	8,565,465	8,577,690	8,577,690

(In thousands, except per share and share data)	2000 Three months ended
	March 31	June 30	September 30	December 31
Statement of Operations Data:

Revenue	$12,686	$7,936	$5,040	$18,880
Expenses:
Cost of revenue	12,910	7,935	4,652	17,909
Selling, general and administrative expenses	1,307	872	834	1,295

Operating loss	(1,221)	(871)	(446)	(324)
Interest income (expense), net	71	71	71	65

Loss before provision for income taxes	(1,150)	(800)	(375)	(259)
Provision for income taxes	2	—	—	—
Net loss	(1,152)	(800)	(375)	(259)
Net loss per common share basic and diluted	$(0.13)	$(0.09)	$(0.04)	$(0.03)

Weighted average number of shares outstanding basic and diluted	8,559,124	8,565,190	8,565,190	8,565,190