Form 10-Q
period 2002-06-30
FILM ROMAN INC
filed 2002-08-14
CIK 1013236

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 000-29642

FILM ROMAN, INC.
(Exact name of registrant as specified in charter)

Delaware	95-4585357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12020 Chandler Boulevard, Suite 300
North Hollywood, California 91607
(Address of principal executive offices) (Zip Code)

(818) 761-2544
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES    ☒ NO    ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 31, 2002, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FILM ROMAN, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	June 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$2,776,757	$1,225,757
Accounts receivable	259,784	189,079
Film costs, net of accumulated amortization of $50,663,342 (2001) and $62,811,678 (2002)	22,030,027	13,125,652
Property and equipment, net of accumulated depreciation and amortization of $2,797,025 (2001) and $2,987,025 (2002)	493,552	325,181
Deposits and other assets	612,492	611,132

Total Assets	$26,172,612	$15,476,801

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$1,678,063	$983,491
Accrued expenses	1,964,982	1,832,544
Deferred revenue	26,312,646	17,429,868

Total liabilities	29,955,691	20,245,903
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 8,577,690 shares issued and outstanding in 2001 and 2002 and outstanding in 2001	85,777	85,777
Additional paid-in capital	36,379,615	36,379,615
Accumulated deficit	(40,248,471)	(41,234,494)

Total stockholders’ deficiency	(3,783,079)	(4,769,102)

Total liabilities and stockholders’ deficiency	$26,172,612	$15,476,801

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002

Revenue	$9,401,056	$11,080,891	$28,599,635	$26,890,682
Cost of revenue	9,287,388	10,498,670	27,540,960	26,293,064
Selling, general and administrative expenses	1,416,138	757,920	2,338,980	1,599,868

Operating loss	(1,302,470)	(175,699)	(1,280,305)	(1,002,250)
Interest income	8,829	5,943	48,471	16,227
Loss before cumulative effect of a change in accounting principle	(1,293,641)	(169,756)	(1,231,834)	(986,023)
Cumulative effect of a change in accounting principle	—	—	(364,000)	—

Net loss	$(1,293,641)	$(169,756)	$(1,595,834)	$(986,023)

Loss before cumulative effect of a change in accounting principle, per common share basic & diluted	$(0.15)	$(0.02)	$(0.14)	$(0.11)

Net loss per common share basic and diluted	$(0.15)	$(0.02)	$(0.19)	$(0.11)

Weighted average number of shares outstanding basic and diluted	8,565,465	8,577,690	8,565,328	8,577,690

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2001	2002
Operating activities:
Net loss	$(1,595,834)	$(986,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	200,000	190,000
Amortization of film costs	27,540,960	26,293,064
Cumulative effect of a change in accounting principles principle	364,000	—
Changes in operating assets and liabilities:
Accounts receivable	(346,070)	70,705
Film costs	(19,942,649)	(17,388,689)
Deposits and other assets	(360,255)	1,360
Accounts payable	(703,696)	(694,572)
Accrued expenses	(426,825)	(132,438)
Deferred revenue	(6,971,482)	(8,882,778)

Net cash (used in) operating activities	(2,241,851)	(1,529,371)
Investing activities:
Additions to property and equipment	(58,257)	(21,629)

Net cash used in investing activities	(58,257)	(21,629)
Financing activities:
Exercise of Stock Options	9,375	—

Net cash provided by financing activities	9,375	—

Net decrease in cash	(2,290,733)	(1,551,000)
Cash and cash equivalents at beginning of period	4,203,221	2,776,757

Cash and cash equivalents at end of period	$1,912,488	$1,225,757

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,000	$5,600

See accompanying notes

FILM ROMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)—Basis of Presentation

Film Roman, Inc., a Delaware corporation (the “Company”), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Film Roman Records, Inc., a Delaware Corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation and Special Project Films, Inc., a Delaware corporation. The accompanying consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2001 and 2002 and the cash flows for the six months ended June 30, 2001 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) and the First Amendment to the Form 10-K (the “Form 10-K/A”) filed with the Securities and Exchange Commission.

(2)—Net Loss per Common Share

For the three and six months ended June 30, 2001 and 2002, the per share data is based on the weighted average number of common shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options, are not included in the calculation because they are antidilutive.

(3)—Film Costs

The components of unamortized film costs consist of the following:

	December 31, 2001	June 30, 2002
		(unaudited)
Film productions in process	$21,844,184	$12,492,215
Film productions in development	185,843	633,437

	$22,030,027	$13,125,652

(4)—Conforming Presentation

Certain amounts presented in the June 30, 2001 Consolidated Statement of Cash Flows have been conformed to the June 30, 2002 Consolidated Statement of Cash Flows presentation.

(5)—Change in Accounting Principle

In June 2000, Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”) was issued. SOP 00-2 establishes new financial accounting and reporting standards for producers and distributors of films, including changes in accounting for advertising, development and overhead costs. The Company adopted the provisions of SOP 00-2 as of January 1, 2001. SOP 00-2 requires that certain indirect overhead costs and development costs for abandoned projects be charged directly to expense, instead of those costs being capitalized to film costs as was required under the previous accounting model. In connection with the adoption of SOP 00-2, the Company recorded a non-cash charge of $364,000 to reduce the carrying value of its film inventory. Such amount is primarily due to the expensing of certain indirect overhead costs and development costs for abandoned projects, which were previously capitalized. The non-cash charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 30, 2001.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “should,” “may” and “projects” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company; the Company’s future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2002-2003 television season); plans to enter into new business areas beyond the Company’s core business of animation television production; the Company’s objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2001. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Film Roman, Inc. (“Film Roman” or the “Company”) develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world’s best known animated series, including The Simpsons, King of the Hill, X-Men, The Mask, Bobby’s World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of theses areas, the Company is also continuing expansion of its production capabilities into live action, and expansion of its animation beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company’s revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and licensing and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenues from proprietary programming have not been material over the last several years.

The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company’s future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children’s and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission (“FCC”) governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover a portion of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

The Company is also continuing expansion of its production capabilities into live action, and expansion of its intended markets beyond television, including cable, direct-to-video, commercials and the Internet. The Company’s future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty. The Company has a limited history of developing, producing or distributing live action television, computer generated animation and there can be no assurance that the Company can compete successfully with more established persons or entities. Live action production involves many of the risks associated with animation production as well as additional risks inherent to live action that are outside of the Company’s control. These risks include, but are not limited to, the risk of strike by actors and film crew, increased union activity, delay in production, weather and other local conditions, inability to obtain proper permitting at a desired site, at desired times and/or under desired terms, and accidents or injury to actors and film crew. No assurance can be given that the Company will produce any live action television, film or direct-to-video productions or that, if produced, such productions will be profitable.

The Company’s 2002 Production Schedule

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

John Waters’ Patent Leather Dream House.    The Company is developing this late-night half-hour series to be produced through CineGroupe.

Save Your Ass.    The Company is currently developing this project for MTV.

Capbusters.    The Company is currently offering this Level 13 original hit series to conventional media.

Hairballs.    The Company is currently developing this late-night half-hour series.

Projects in Development.    The Company is currently developing Twistin’ Trash and Rex Riders for evening viewers and is developing Mall Cops for the kids’ market.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenue increased by 18%, or $1.7 million, to $11.1 million for the quarter ended June 30, 2002, from $9.4 million for the quarter ended June 30, 2001. Total revenue increased due to more fee-for-services episodes delivered in 2002 compared to the same period in 2001.

The Company delivered 14 fee-for-services episodes during the quarter ended June 30, 2002 compared to 9 episodes in the comparable period in 2001. Fee-for-services revenue increased 62%, or $4.0 million, to $10.5 million for the quarter ended June 30, 2002, from $6.5 million in the comparable period in 2001 as a result of the increase in episodes delivered.

Other revenue decreased to $0.6 million for the quarter ended June 30, 2002 compared to $2.9 million for the quarter ended June 30, 2001. The decrease is primarily due to the delivery of a live action direct-to-video two-hour film in 2001.

Total cost of revenue increased by 13%, or $1.2 million, to $10.5 million for the quarter ended June 30, 2002, from $9.3 million for the quarter ended June 30, 2001. Total cost of revenue as a percentage of sales decreased 4% to 95% for the quarter ended June 30, 2002, from 99% in the comparable period in 2001. The decrease is due to a negative direct-to-video margin incurred in 2001 and a decrease in Level13 costs offset by lower fee-for-service margins.

Total selling, general and administrative expenses for the quarter ended June 30, 2002 decreased by $0.6 million to $0.8 million from $1.4 million for the comparable period in 2001, due to one-time costs incurred in connection with the termination of certain administrative employees and the phasing out of the live action feature film division, along with costs incurred from the Pentamedia transaction in 2001.

Operating loss was $0.2 million for the quarter ended June 30, 2002, as compared to a loss of $1.3 million for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenue decreased by 6%, or $1.7 million, to $26.9 million for the six months ended June 30, 2002, from $28.6 million for the six months ended June 30, 2001. Total revenue decreased because in 2001, the Company delivered a movie-of-the-week special and a live action direct-to-video two-hour film. This decrease was offset by an increase in the delivery of prime time fee-for-services episodes in 2002.

The Company delivered 38 prime time and other fee-for-services episodes during the six months ended June 30, 2002 compared to 47 episodes in the comparable period in 2001. Fee-for-services revenue increased 20%, or $4.4 million, to $26.2 million for the six months ended June 30, 2002, from $21.8 million in the comparable period in 2001 as a result of the increase in prime time episodes delivered.

Other revenue decreased to $0.7 million for the six months ended June 30, 2002 compared to $6.7 million for the six months ended June 30, 2001. The decrease is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video two-hour film in 2001.

Total cost of revenue increased by 4%, or $1.2 million, to $26.3 million for the six months ended June 30, 2002, from $27.5 million for the six months ended June 30, 2001. Total cost of revenue as a percentage of sales decreased 2% to 94% for the six months ended June 30, 2002, from 96% in the comparable period in 2001 due primarily to higher fee-for-service margins.

Total selling, general and administrative expenses for the six months ended June 30, 2002 decreased by $0.7 million to $1.6 million from $2.3 million for the six months ended June 30, 2001, due to one-time costs incurred in connection with the termination of certain administrative employees and the abandonment of the feature film division, along with the costs incurred from the Pentamedia transaction incurred in 2001.

Operating loss was $1.0 million for the six months ended June 30, 2002, as compared to a loss of $1.3 million for the six months ended June 30, 2001.

Industry Accounting Policies

Revenue and Cost Recognition.    Effective January 1, 2001, the Company recognizes revenue based on Statement of Position 00-2 “Accounting by Producers and Distributors of Films” (“SOP 00-2”).

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

The Company’s cash flow is not necessarily related to revenue recognition and amortization of production costs. Cash is received and costs are incurred (and paid) throughout the year. Historically, in the fourth quarter, and to a lesser extent the third quarter, cash used in operations typically exceeded cash generated by operations as completed shows were delivered to broadcasters. The Company expects that cash used in or provided by operations will fluctuate greatly from quarter to quarter.

Overhead Allocation.    Overhead is allocated to particular productions on the basis of the total allocable overhead times the ratio of direct production costs incurred on a program to total production costs incurred during the period. Total allocable overhead is determined on the basis of management’s estimates of the percentage of overhead costs that can be attributed to the productions in progress during the period.

Liquidity and Capital Resources

The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fulfill its growth strategies. Recent operating losses, the Company’s declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company’s historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company’s losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company’s growth strategies and its ability to successfully run its operation.

At June 30, 2002, the Company had cash and short-term investments of approximately $1.2 million compared to $2.8 million at December 31, 2001. The Company’s cash and short-term investment balances have continued to decline since December 31, 2001 and the Company expects cash to decline further during the next two quarters of 2002. In order to preserve cash, the Company has been required to reduce expenditures for development projects and in its corporate infrastructure, both of which may have a material adverse affect on the Company’s future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations, which would have a material adverse impact on its future operations. There can be no assurance that the Company can achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements for the foreseeable future. In the event that cash flows are not as anticipated, the Company has a strategy in place to implement cost reductions. Accordingly, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

For the six months ended June 30, 2002, net cash used for operating activities was approximately $1.5 million, principally due to cash used in connection with film production activities. For the six months ended June 30, 2002, net cash used for investing activities was $21,629 due to additions to property and equipment. No cash was generated by financing activities for the first six months of 2002.

Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 2002, the Company had a balance in its deferred revenue account of $17.4 million. There will be a net cost of approximately $0.8 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

	2002	2003	2004	2005	2006
Operating Lease Agreements	$824,739	$1,105,200	$24,372	$19,428	$1,532
Employment Agreements	$312,520	$450,975	$187,979	—	—

Risk Factors

The Company’s business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

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

Dependence on a Limited Number of Television Programs.    The Company’s revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-Men accounted for approximately 33%, 30% and 16% respectively, of the Company’s total revenue for the year ended December 31, 2001. King of the Hill, The Simpsons and X-Men accounted for approximately 42%, 46% and 10% respectively, of the Company’s total revenue for the six months ended June 30, 2002. Film Roman cannot assure that broadcasters will continue to broadcast the Company’s proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance that It Will Be Able to Execute on Its Business Strategy.    The Company has accumulated losses of approximately $41.2 million through June 30, 2002. Because substantial portions of the Company’s expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon Company’s ability to generate and sustain substantially higher revenues. Although the Company’s revenues are relatively predicable and its strategy is to increase revenues and gross margin, it cannot be assured that the Company will be able to do so and consequently the Company may experience additional losses and a further decline in its cash balances in 2002.

Risks of Vertical Integration.    Over the last decade, broadcasters, distributors and producers of television and motion picture programming have become increasingly integrated vertically through mergers, acquisitions, partnerships, joint ventures or other affiliations. Film Roman has not entered into any of these relationships. As a result, the number of time slots available for children’s and/or animated programming and, specifically, for animated programming supplied by independent animation studios, may decrease, making it more difficult to compete successfully for available time slots.

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

Risks Related to Expansion of Production of Proprietary Programming.    Film Roman intends to expand its production of programming for which the Company owns or controls certain licensing and/or distribution rights (“proprietary programming”). These rights may include domestic and international broadcast distribution, home video distribution, licensing and merchandising and interactive/game development (“proprietary rights”). While

Film Roman seeks to limit the financial risk associated with the development of proprietary programming by obtaining commitments prior to production to cover a portion of its direct production costs, the Company cannot be sure that it will be able to recover the balance of the production and overhead costs through the exploitation of its remaining rights.

Risk of Budget and Cost Overruns.    Although Film Roman reviews cost reports and updates the Company’s cost projections regularly and has generally completed each of the Company’s productions within its budget, the Company cannot assure that the actual production costs for its programming will remain within budget. Significant cost or budget overruns could negatively impact the Company’s gross margin since the majority of the Company’s revenues result from fixed fee arrangements.

Revenues and Costs Recognized in Certain Periods May Be Overstated or Understated Due to the Application of Entertainment Accounting Policies.    In 2001, Film Roman adopted SOP 00-2 regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or fair value. Film Roman amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management’s estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. The Company cannot make assurances that these write-downs will not have a significant impact on its results of operations and financial condition.

Competition.    The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. Film Roman competes with producers, distributors, licensors and merchandisers, many of whom are larger and have greater financial resources than does the Company. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children’s and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies that receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that it will be able to remain competitive.

Overseas Subcontractors.    Like other producers of animated programming, Film Roman subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees, which may result in increased production costs, or an inability to contract with the Company’s preferred overseas studios.

Risks Associated with Possible New Businesses.    Film Roman has begun live action television production with the expectation of production (both live action and animation) and direct-to-video production (both live action and animation). The television and direct-to-video industries are highly speculative and involve a substantial degree of risk. The success of an individual television program or direct-to-video release depends upon unpredictable and changing factors, such as personal tastes of the public and critics. Therefore, there is a substantial risk that the Company’s projects will not be successful, resulting in costs not being recouped and anticipated profits not being realized.

Technological Changes; Possible Changes in Production of Products.    The proliferation of new production technologies may change the manner in which the animation industry creates and distributes programming.

Recently, certain animators have begun to use computer-generated animation, including three-dimensional digital animation, instead of two-dimensional cell animation, to create their animated programming. Film Roman cannot be sure that the introduction and proliferation of three-dimensional digital animation or other technological changes will not cause the Company’s historical methods of producing animation to become less cost competitive or less appealing to its audiences. In addition, the Company cannot be sure that it will be able to adapt to such changes in a cost-effective manner.

Dependence upon Key Personnel.    Film Roman’s success depends to a significant extent upon the expertise and services of John Hyde, President and Chief Executive Officer. Although the Company has employment agreements with Mr. Hyde, the loss of services of Mr. Hyde could have an adverse effect on the Company’s business, results of operations and financial condition. Film Roman does not currently carry “key man” life insurance policies on any of the Company’s executives.

Casualty Risks.    Substantially all of the Company’s operations and personnel are located in its North Hollywood headquarters, resulting in vulnerability to fire, flood, power loss, telecommunications failure or other local conditions, including the risk of seismic activity. In addition, the Company, its clients, domestic subcontractors and overseas subcontractors are all subject to the possibility of acts of terror, acts of war, or threat of such acts. If a disaster were to occur, the Company’s disaster recovery plans may not be adequate to protect the Company and its business interruption insurance may not fully compensate the Company for its losses.

Volatility of Stock Price.    The Market price of the Company’s Common Stock, which trades on the NASD OTCBB, could fluctuate significantly in response to operating results and other factors.

Impact of FCC Regulations.    The policies of the current FCC indicate a potential lessening of government restrictions that may facilitate more vertical integration of companies than in the past. This could have an adverse effect on the availability of buyers for the Company’s product.

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

The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company’s future interest income. For the six months ended June 30, 2002, the Company earned interest income of $16,227.

The Company is not exposed to significant foreign exchange rate risk. All of the Company’s contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company’s yearly revenue.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of the Company was held on May 22, 2002. The following matters were submitted to stockholders for a vote:

1.    The election of the eight nominees for directors;

Shares Voted

Name	For	Against	Abstentions	Unvoted
John W. Hyde	7,801,431	23,350	—	752,909
Robert Cresci	7,801,431	23,350	—	752,909
Dixon Q Dern	7,801,431	23,350	—	752,909
Peter Mainstain	7,801,431	23,350	—	752,909
Mike Medavoy	7,801,431	23,350	—	752,909
Phil Roman	7,801,431	23,350	—	752,909
Steven Tisch	7,801,431	23,350	—	752,909
Daniel Villanueva	7,801,431	23,350	—	752,909

2.    The ratification of Ernst & Young LLP as independent public auditors for the Company for the current fiscal year;

Shares Voted

For	Against	Abstentions	Unvoted
7,813,531	11,150	100	752,909

Item 5.    Other Information

Effective as of May 22, 2002, the Compensation Committee of the Board of Directors of the Company, appointed by the Board of Directors to administer the Amended and Restated 2000 Stock Option Plan approved by the stockholders of the Company and adopted by the Company effective June 14, 2000 (the “Plan”), approved and adopted a clarification of the Plan which provided that, for the purposes of Sections 4 and 7 of the Plan, the term “Non-Employee Director” unless otherwise indicated, shall include directors of the Company who provide services to the Company on an independent consulting or similar basis, including but not limited to legal services; such directors shall not be deemed employees of Service Entities within the meaning of the Plan and such directors shall be eligible to receive stock option grants pursuant to Section 7 of the Plan.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

The Exhibit, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

FILM ROMAN, INC.

By:	/s/ JOHN HYDE
John Hyde President and Chief Executive Officer and Director

By:	/s/ JOAN THOMPSON
Joan Thompson Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John Hyde, the Chief Executive Officer of Film Roman, Inc. (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending June 30,2002 (the “Report”). The undersigned hereby certifies that:

(1)    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ JOHN HYDE
Date: August 14, 2002	Name: John Hyde Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John Hyde, the Chief Financial Officer of Film Roman, Inc. (the “Company”), has executed this certification in connection with the tiling with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending June 30,2002 (the “Report”). The undersigned hereby certifies that:

(1)    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002	/S/ JOHN HYDE
Name: John Hyde Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
*10.6	Amended and Restated 2000 Stock Option Plan of the Company. (Incorporated by Reference to Annex A to the Company’s 2000 Proxy Statement).

*	Management contract or other compensation plan or arrangement.