Form 10-Q
period 2002-09-30
FILM ROMAN INC
filed 2002-11-14
CIK 1013236

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 31, 2002, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FILM ROMAN, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	September 30, 2002 (Note 1)
		(unaudited)
ASSETS
Cash and cash equivalents	$2,776,757	$1,908,658
Accounts receivable	259,784	129,404
Film costs, net of accumulated amortization of $50,663,342 (2001) and $67,878,714 (2002)	22,030,027	18,219,432
Property and equipment, net of accumulated depreciation and amortization of $2,797,025 (2001) and $3,077,025 (2002) ..	493,552	244,224
Deposits and other assets	612,492	523,479

Total Assets	$26,172,612	$21,025,197

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$1,678,063	$840,580
Accrued expenses	1,964,982	1,902,744
Deferred revenue	26,312,646	24,072,315

Total liabilities	29,955,691	26,815,639

Commitments and Contingencies

Stockholders’ deficiency:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 8,577,690 shares issued and outstanding in 2001 and 2002	85,777	85,777
Additional paid-in capital	36,379,615	36,379,615
Accumulated deficit	(40,248,471)	(42,255,834)

Total stockholders’ deficiency	(3,783,079)	(5,790,442)

Total liabilities and stockholders’ deficiency	$26,172,612	$21,025,197

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2002	2001	2002
Revenue	$3,715,109	$5,737,843	$32,314,745	$32,628,525
Cost of revenue	4,457,596	5,851,168	32,424,340	32,144,232
Selling, general and administrative expenses	1,289,604	910,763	3,202,801	2,510,631

Operating loss	(2,032,091)	(1,024,088)	(3,312,396)	(2,026,338)
Interest income	18,961	2,748	67,432	18,975
Loss before cumulative effect of a change in accounting principle	(2,013,130)	(1,021,340)	(3,244,964)	(2,007,363)
Cumulative effect of a change in accounting principle	—	—	(364,000)	—

Net loss	$(2,013,130)	$(1,021,340)	$(3,608,964)	$(2,007,363)

Loss before cumulative effect of a change in accounting principle, per common share basic & diluted	$(0.23)	$(0.12)	$(0.38)	$(0.23)

Net loss per common share basic and diluted	$(0.23)	$(0.12)	$(0.42)	$(0.23)

Weighted average number of shares outstanding basic and diluted	8,577,690	8,577,690	8,569,494	8,577,690

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2001	2002
Operating activities:
Net loss	$(3,608,964)	$(2,007,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,000	280,000
Amortization of film costs	32,424,340	32,144,232
Cumulative effect of a change in accounting principle	364,000	—
Changes in operating assets and liabilities:
Accounts receivable	(201,452)	130,380
Film costs	(31,467,984)	(28,333,637)
Deposits and other assets	(28,274)	89,013
Accounts payable	(418,860)	(837,483)
Accrued expenses	(342,723)	(62,238)
Deferred revenue	1,802,558	(2,240,331)

Net cash used in operating activities	(1,177,359)	(837,427)
Investing activities:
Additions to property and equipment	(91,706)	(30,672)

Net cash used in investing activities	(91,706)	(30,672)
Financing activities:
Exercise of Stock Options	9,375	—

Net cash provided by financing activities	9,375	—

Net decrease in cash	(1,259,690)	(868,099)
Cash and cash equivalents at beginning of period	4,203,221	2,776,757

Cash and cash equivalents at end of period	$2,943,531	$1,908,658

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,000	$5,600

See accompanying notes

FILM ROMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)—Basis of Presentation

Film Roman, Inc., a Delaware corporation (the “Company”), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Film Roman Records, Inc., a Delaware corporation; Diversion Entertainment, Inc., a Delaware corporation; Level 13 Entertainment, Inc., a Delaware corporation and Special Project Films, Inc., a Delaware corporation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals considered necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2001 and 2002 and the cash flows for the nine months ended September 30, 2001 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Form 10-K”) and the First Amendment to the Form 10-K (the “Form 10-K/A”) filed with the Securities and Exchange Commission.

(2)—Net Loss per Common Share

For the three and nine months ended September 30, 2001 and 2002, the per share data is based on the weighted average number of common shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options, are not included in the calculation because they are antidilutive.

(3)—Film Costs

The components of unamortized film costs consist of the following:

	December 31, 2001	September 30, 2002
		(unaudited)
Film productions in process	$21,844,184	$17,944,568
Film productions in development	185,843	274,864

	$22,030,027	$18,219,432

(4)—Conforming Presentation

Certain amounts presented in the September 30, 2001 Consolidated Statements of Operations and Cash Flows have been reclassified to conform to the September 30, 2002 basis of presentation.

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

General

Film Roman, Inc. (“Film Roman” or the “Company”) develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world’s best known animated series, including The Simpsons, King of the Hill, X-Men, The Mask, Bobby’s World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of theses areas, the Company is also continuing to explore ways to expand its production capabilities in animation beyond television, including motion pictures, cable, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company’s revenues. Fees paid to the Company for these production services generally range from $300,000 to $800,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and merchandising rights). Fees paid to the Company for these production services typically do not cover all direct production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenues from proprietary programming have not been material over the last several years.

The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company’s future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children’s and/or animated television programming, the intense competition for those time slots, the public acceptance of its programming, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission (“FCC”) governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover a portion of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

The Company is also continuing to explore ways to expand its animated production capabilities beyond television, including cable, direct-to-video, commercials and the Internet. The Company’s future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television, film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty.

The Company’s 2002 Production Schedule

The Company has historically been a major producer of animated prime time, first run syndicated, and Saturday morning programming. The market for these programs is composed of television networks (ABC, CBS, NBC, FOX, UPN and The WB); syndicators of first run programming that license programming on local stations nationwide (Columbia-Tristar, Universal, Paramount, King, Fox, MGM and Viacom); and cable networks and services (USA, Disney Channel, MTV, Fox Family, HBO, Showtime and TNT).

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

King of the Hill.    The Company is currently producing 22 new episodes of King of the Hill to be exhibited on the Fox Broadcasting Network. King of the Hill is the hit half-hour, animated comedy, voted the Best Television Show of 1997 by TV Guide and Entertainment Weekly, that tells the hilarious stories about Hank Hill, his family and their neighbors in the fictional suburb of Arlen, Texas, the heartland of America.

X-Men.    The Company is currently producing 13 episodes of X-Men, which airs Saturday mornings on the WB Network.

Tripping the Rift.    The Company has a firm order from the Sci-Fi Channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

John Waters’ Patent Leather Dream House.    The Company is developing this late-night half-hour series for MTV to be produced through CineGroupe.

Hairballs.    The Company is currently developing this late-night half-hour series.

Projects in Development.    The Company is currently developing Rex Riders for evening viewers and is developing Shlub, Deity and Shawks for the kids’ market.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total revenue increased by 54%, or $2.0 million, to $5.7 million for the quarter ended September 30, 2002, from $3.7 million for the quarter ended September 30, 2001. Total revenue increased due to more fee-for-services episodes delivered in 2002 compared to the same period in 2001.

The Company delivered 9 fee-for-services episodes during the quarter ended September 30, 2002 compared to 6 episodes in the comparable period in 2001. Fee-for-services revenue increased 61%, or $2.0 million, to $5.3 million for the quarter ended September 30, 2002, from $3.3 million in the comparable period in 2001 as a result of the increase in episodes delivered.

Other revenue remained constant at $0.4 million for the quarter ended September 30, 2002 and 2001.

Total cost of revenue increased by 31%, or $1.4 million, to $5.9 million for the quarter ended September 30, 2002, from $4.5 million for the quarter ended September 30, 2001. Total cost of revenue as a percentage of sales decreased 18% to 102% for the quarter ended September 30, 2002, from 120% in the comparable period in 2001. The decrease is due to higher fee-for-service and commercial margins and a decrease in Level13 costs offset by a higher write down of development projects.

Total selling, general and administrative expenses for the quarter ended September 30, 2002 decreased by $0.4 million to $0.9 million from $1.3 million for the comparable period in 2001, due to one-time costs incurred in connection with the termination of certain administrative employees along with costs incurred from the Pentamedia transaction in 2001.

Operating loss was $1.0 million for the quarter ended September 30, 2002, as compared to a loss of $2.0 million for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total revenue increased by 1%, or $0.3 million, to $32.6 million for the nine months ended September 30, 2002, from $32.3 million for the nine months ended September 30, 2001. The increase was due primarily to an increase in the delivery of prime time fee-for-services episodes in 2002. This increase was offset by a decrease because in 2001, the Company delivered a movie-of-the-week special and a live action direct-to-video two-hour film.

The Company delivered 47 prime time and other fee-for-services episodes during the nine months ended September 30, 2002 compared to 53 episodes in the comparable period in 2001. Fee-for-services revenue increased 26%, or $6.5 million, to $31.6 million for the nine months ended September 30, 2002, from $25.1 million in the comparable period in 2001 as a result of the increase in prime time episodes delivered.

Other revenue decreased to $1.0 million for the nine months ended September 30, 2002 compared to $7.1 million for the nine months ended September 30, 2001. The decrease is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video two-hour film in 2001.

Total cost of revenue decreased by 1%, or $0.3 million, to $32.1 million for the nine months ended September 30, 2002, from $32.4 million for the nine months ended September 30, 2001. Total cost of revenue as a percentage of sales decreased by 1% to 99% for the nine months ended September 30, 2002, from 100% for the nine months ended September 30, 2001 primarily due to a negative direct-to-video margin incurred in 2001.

Total selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by $0.7 million to $2.5 million from $3.2 million for the nine months ended September 30, 2001, due to one-time costs incurred in connection with the termination of certain administrative employees, along with the costs incurred from the Pentamedia transaction incurred in 2001.

Operating loss was $2.0 million for the nine months ended September 30, 2002, as compared to a loss of $3.3 million for the nine months ended September 30, 2001.

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

Liquidity and Capital Resources

The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fulfill its business strategies. Recent operating losses, the Company’s declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company, and the Company’s historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company’s losses may make it more difficult for the Company to attract significant debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company’s growth strategies and its ability to successfully run its operation.

At September 30, 2002, the Company had cash and short-term investments of approximately $1.9 million compared to $2.8 million at December 31, 2001. The Company’s cash and short-term investment balances have continued to decline since December 31, 2001 and the Company expects cash to decline further during the next quarter of 2002 and into 2003. In order to preserve cash, the Company has been required to reduce expenditures for development projects and in its corporate infrastructure, both of which may have a material adverse affect on the Company’s future operations. Further reductions in its cash balances could require the Company to make more significant cuts in its operations, which could adversely impact the Company’s ability to execute its business plan, resulting in a possible adverse impact on its future operations. There can be no assurance that the Company can achieve these reductions over a short enough period of time in order to allow it to continue as a going concern.

Management believes that its existing cash balances and short-term investments, combined with anticipated cash flow from operations, will nevertheless be sufficient to meet its cash requirements for the foreseeable future. In the event that cash flows are not as anticipated, the Company has a strategy in place to implement further cost reductions. Accordingly, the consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.

For the nine months ended September 30, 2002, net cash used for operating activities was approximately $0.8 million, principally due to cash used in connection with film production activities. For the nine months ended September 30, 2002, net cash used for investing activities was $30,672 due to additions to property and equipment. No cash was generated by financing activities for the first nine months of 2002.

Cash collected in advance of revenue recognition is recorded as deferred revenue. As of September 30, 2002, the Company had a balance in its deferred revenue account of $24.1 million. There will be a net cost of approximately $2.7 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

	2002	2003	2004	2005	2006
Operating Lease Agreements	$415,339	$1,105,200	$24,372	$19,428	$1,532
Employment Agreements	$156,260	$450,975	$187,979	—	—

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

Dependence on a Limited Number of Television Programs.    The Company’s revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-Men accounted for approximately 33%, 30% and 16% respectively, of the Company’s total revenue for the year ended December 31, 2001. King of the Hill, The Simpsons and X-Men accounted for approximately 35%, 50% and 12% respectively, of the Company’s total revenue for the nine months ended September 30, 2002. Film Roman cannot assure that broadcasters will continue to broadcast the Company’s proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance that It Will Be Able to Execute on Its Business Strategy.    The Company has accumulated losses of approximately $42.3 million through September 30, 2002. Because substantial portions of the Company’s expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon Company’s ability to generate and sustain substantially higher revenues. Although the Company’s revenues are relatively predicable and its strategy is to increase revenues and gross margin, it cannot be assured that the Company will be able to do so and consequently the Company may experience additional losses and a further decline in its cash balances in 2002.

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

Potential Union Activity.    There are efforts by the International Alliance of Theatrical Stage Employees (“I.A.T.S.E.”) Local Union 839 (Animation Guild) to collect enough signatures from employees to have an election for representation of the Company’s production employees. Union representation of the production employees could have an adverse effect on the Company.

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

The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company’s future interest income. For the nine months ended September 30, 2002, the Company earned interest income of $18,975.

The Company is not exposed to significant foreign exchange rate risk. All of the Company’s contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company’s yearly revenue.

Item 4.    Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO/CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO/CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

FILM ROMAN, INC.

By:	/s/ JOHN W. HYDE
John W. Hyde President and Chief Executive Officer and Director

By:	/s/ JOAN THOMPSON
Joan Thompson Chief Accounting Officer

CERTIFICATIONS

I, John W. Hyde, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Film Roman, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/S/ JOHN W. HYDE

Name: John W. Hyde
Title: Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002