Form 10-K
period 2002-12-31
FILM ROMAN INC
filed 2003-03-31
CIK 1013236

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

      (Mark One)
      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

          As of March 3, 2003, the aggregate market value of Film Roman's common stock, par value $0.01 per share ("Common Stock") held by nonaffiliates of the registrant was approximately $212,365 based upon the last reported sales price of the Common Stock as reported by the National Association of Securities Dealers Over the Counter Bulletin Board ("NASD OTCBB"). Shares of Common Stock held by each executive officer, director, holder of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 15, 2003, 8,577,690 shares of Common Stock were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     Page
PART I        ....................................................................................................     3
  Item 1.     BUSINESS............................................................................................     3
              Overview............................................................................................     4
              2002 Milestones.....................................................................................     4
              Strategy............................................................................................     4
              The Company's 2002 Production Schedule..............................................................     5
              Principal Elements of the Company's Business........................................................     6
              Government Regulations..............................................................................     9
              Trademarks..........................................................................................    10
              Employees...........................................................................................    10
  Item 2.     PROPERTIES..........................................................................................    10
  Item 3.     LEGAL PROCEEDINGS...................................................................................    11
  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................    11

PART II       ....................................................................................................    12
  Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................    12
  Item 6.     SELECTED FINANCIAL DATA.............................................................................    13
  Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............    14
              General.............................................................................................    14
              Business Activities.................................................................................    15
              Industry Accounting Policies........................................................................    15
              Results of Operations...............................................................................    16
              Liquidity and Capital Resources.....................................................................    18
              Risk Factors........................................................................................    20
  Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................    22
  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................    23
  Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................    23

PART III      ....................................................................................................    24
  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................    24
              Executive Officers and Directors....................................................................    24
  Item 11.    EXECUTIVE COMPENSATION..............................................................................    28
  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................    33
  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................    35

PART IV       ....................................................................................................    35
  Item 14.    CONTROLS AND PROCEDURES.............................................................................    35
  Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................    35
  Item 16.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................................    36
SIGNATURES .......................................................................................................    37
CERTIFICATION ....................................................................................................    39
INDEX TO EXHIBITS ................................................................................................    41

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

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

          Film Roman, Inc. ("Film Roman" or the "Company") develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world's best known animated series including The Simpsons, King of the Hill, X-Men, The Mask, Bobby's World, The Twisted Tales of Felix the Cat, and Garfield & Friends. Over the years the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of these areas, the Company is also continuing to explore ways to expand its production capabilities in animation beyond television, including direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

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

          As management moves toward creating, selling and producing content for a wide range of distribution outlets, including television and direct-to-video productions. In its core business of animation, the Company hopes to use its relationships developed from these endeavors to forge a series of strategic relationships with major distributors, who will engage the Company in the future to produce shows. If Film Roman is successful in establishing one or more of these types of relationships, management believes the Company will be in a better position to produce its own proprietary projects as well as produce fee-for-services projects for its partners.

          It is management's goal to more firmly establish Film Roman as a broadbased developer, packager and producer of programming, whether it is for a 10-second commercial, a television series or direct to video product on both a fee-for-services and proprietary basis.

2002 MILESTONES

     . Continued production and delivery of King of the Hill (23 episodes delivered for Twentieth Century Fox, airing on the Fox Broadcast Network) and The Simpsons (23 episodes delivered for Twentieth Century Fox, airing on the Fox Broadcast Network) and X-MEN (18 episodes delivered for the Kids WB Network, airing on The WB Network).

     . Started fulfilling an order from Sci-Fi Channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

     . Reached an agreement to produce 7 episodes of Free for All for Showtime.

     . Forum's (the Company's visual effect division described below) accomplishments include Daredevil, Charlie's Angels II and a promotion film for Matchbox.

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

     . Strategically Expand Digital Capabilities. The Company has formed Forum Visual Effects, which enabled the Company to consolidate all digital and computer generated imaging ("CGI") into a new unit with the abilities in all areas of digital animation and visual effects. The Company believes that this expansion will enhance its ability to compete in a broad range of animation, special effects and graphics. This will put the Company in a preferred position in the broad industry that will emerge when technology, graphics and animation converge.

     . Pursue Production Relationships. The Company intends to continue to pursue and evaluate potential opportunities with domestic and international co-financing partners, with the goal that risks may be shared, complementary skills may be exploited and foreign subsidies may be utilized in the production of new entertainment properties.

     . Establish an Internet Presence. In late 1999, the Company established Level 13.net ("Level 13"). It serves as a site to exhibit the more than 150 animated shorts the Company has licensed.

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

          The Company believes its reduced overhead, realigned management and focused development will allow the Company to invest its time and dollars more successfully in a broad and diverse range of programming. This diverse production should ultimately lead to strategic distribution relationships that will generate both proprietary and fee-for-services animated productions. There can be no assurance that the Company will be successful in implementing any or all aspects of this strategy. The discussion of the Company's strategy contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those projected in these forward-looking statements as a result of certain risk factors described elsewhere in this Report or other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

          The Company is a Delaware corporation with its principal executive offices located at 12020 Chandler Boulevard, Suite 300, North Hollywood, California 91607, and its telephone number is (818) 761-2544.

THE COMPANY'S 2003 PRODUCTION SCHEDULE

          The Company is currently scheduled to produce the following programming for the 2003-2004 broadcast season:

          The Simpsons. The Company is scheduled to produce 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its fifteenth season and still the longest-running prime-time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

          X-Men. The Company is currently scheduled to produce 9 episodes of X-Men, which airs Saturday mornings on the WB Network.

          Tripping the Rift. The Company has a begun to fulfill an order from the Sci-Fi channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

          Free for All. The Company is currently scheduled to produce 7 episodes of Free for All for Showtime.

          Projects in Development. The Company is currently developing Schlub, Deity and Shawks for the kids' market.

PRINCIPAL ELEMENTS OF THE COMPANY'S BUSINESS

          The Company's business of developing, producing and distributing a broad range of animated television programming for the television network, cable television, direct-to-video, first-run domestic syndication and international markets is described below.

          Fee-for-Services Productions. Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. The Company intends to continue to pursue production work on a fee-for-services basis, primarily for prime-time animated television programming, as well as in the other new areas of production. During 2002, the Company was engaged to produce 22 episodes of King of the Hill, 22 episodes of The Simpsons, and 17 episodes of X-Men. In 2002 the Company delivered 23 episodes of King of the Hill, 23 episodes of The Simpsons, and 18 episodes of X-Men. In addition, the Company has been marketing its commercial production services and during 2002 produced commercials for Kellogg's, Suntory, Sabritas and Burger King. Management believes that the fee-for-services business, with a particular emphasis on prime-time animation shows, will remain a cornerstone of the Company's business, and intends to pursue additional work as such shows become available.

          Acquisition, Creation and Development of Proprietary Programming. The Company pursues ideas and properties it believes contain unique and commercial story lines and/or characters. These ideas and properties may originate from a variety of sources. As a result of the Company's reputation and position in the entertainment industry, many creators, rights holders, writers, broadcasters and studios bring new concepts to the Company for development and production. The Company may enter into an option agreement to acquire rights to an existing property, which the Company may then develop internally into animated program. The Company will then take the project to the networks or the studios for further development, financing and/or distribution.

          Once the Company has created this new idea or acquired the rights to the existing property, the Company continues the development process by preparing a presentation to "pitch" the project to a domestic buyer (and, on some occasions, to international broadcasters). These presentations generally consist of treatments, story premises, scripts, artwork, designs and/or character designs and/or test animation or presentations. With respect to television production, if a "free" television broadcaster or cable network is interested in developing the idea further, the broadcaster will generally acquire an exclusive option to order the production of a certain number of episodes based on the idea and will agree to reimburse the Company for all or a portion of the development costs if it does not ultimately order production of any episodes. A broadcaster generally collaborates in the later stages of development and will have the right to approve the selection of the writers, directors, artists, and actors, and the creation of a pilot script. The creation, acquisition and development of a new program can take three to twelve months, and sometimes longer.

          The Company is currently developing a carefully selected small group of proprietary animated programs including prime-time, Saturday morning, and teen-oriented projects. These projects will depend, in varying degrees, on the Company's ability to arrange for U.S. broadcast, worldwide distribution, and/or international co-production.

          Securing Funding for Proprietary Programming. Historically, the Company produced animated programming almost exclusively on a "fee-for-services" basis. In 1995 the Company began producing proprietary animated programming. The Company generally does not commence production on proprietary programming, unless the Company has obtained commitments to cover a substantial portion of the Company's direct production costs. The Company generally secures these commitments in one or both of the following ways: (i) a combination of network, cable, syndication, or other license fees for exploitation of the program in the United States, and (ii) pre-sale to distributors and/or co-production partners in foreign territories. The Company typically funds the balance of the production costs on a current basis. Since the Company began producing proprietary programming in 1995, the Company has delivered 96 half-hour episodes and 12 one-hour episodes of proprietary programming.

          While the Company generally seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover a substantial portion of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its remaining rights. The Company may not cover its costs for the following reasons: (i) a proprietary program may be cancelled; (ii) a proprietary program and/or its related licensed products may not appeal to the Company's targeted audience or may not appeal to the same audience targeted by a licensee; (iii) the Company and/or its licensee may not effectively market and distribute the Company's programming domestically or internationally; or (iv) the actual production costs may exceed the original budget. Moreover, since certain international distribution arrangements and other domestic and international licensing activities are conditioned upon the United States broadcast of a minimum number of programming episodes on a network or cable channel, no assurance can be given that any series will be broadcast in the United States for a sufficient period in order to meet these contractual conditions.

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

          Library. The Company owns a library of proprietary entertainment and hopes to add future product by continuing to produce high quality programming, including broadcast television, cable and direct-to-video productions, which can be licensed and re-licensed in the world-wide television, film and video marketplaces. Programming is typically licensed for five-year cycles. A library of proprietary programming can provide a future revenue stream, as such programs are re-licensed for broadcast after the expiration of the initial broadcast license, but such revenue is typically at reduced rates compared to the initial broadcast license. Programs in the Company's library can also be licensed to new channels and outlets in emerging markets around the world. Handling of distribution of the library by outside distributors is currently being considered.

          The following matrix lists the titles currently in the Company's library, along with the rights the Company possesses for each such title.

                                           DOMESTIC DISTRIBUTION                    INTERNATIONAL DISTRIBUTION
                                     --------------------------------   ------------------------------------------------
                                       NUMBER OF
                                       EPISODES               HOME               HOME       LICENSING &
           SERIES TITLE                PRODUCED       TV      VIDEO      TV      VIDEO      MERCHANDISING    INTERACTIVE
                                     -------------   ----   ---------   ----   ---------   --------------  -------------
The Twisted Tales of Felix the Cat   21 (x1/2 hr.)     X        X         X       X              *
C-Bear and Jamal                     13 (x1/2 hr.)     X        X         X       X              X              X
BRUNO the Kid                        36 (x1/2 hr.)     X        X         X       X              X              X
Mortal Kombat                        13 (x1/2 hr.)     X        X         X       X
The Mr. Potato Head Show             13 (x1/2 hr.)     X        X         X       X              *
Bobbys World **                      83 (x1/2 hr.)     X        X

          * The Company is entitled to certain licensing, merchandising, and toy revenue associated with The Twisted Tales of Felix the Cat and The Mr. Potato Head Show but does not control those rights.

          ** In conjunction with Alevy Productions.

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

TRADEMARKS

          The Company has a registered service mark for the Film Roman name and logo. The Company also has applications pending with the United States Patent and Trademark Office to register several trademarks and service marks and the Level 13 name and logo. Pursuant to arrangements with the owners of the programs it produces, the Company utilizes certain trademarks and copyrighted materials, including The Simpsons, Bobby's World, Felix the Cat, The Mask, Richie Rich, Mortal Kombat, and King of the Hill.

EMPLOYEES

          As of December 31, 2002, the Company had approximately 268 full-time employees. The Company also regularly engages numerous freelance creative staff and other independent contractors on a project-by-project basis. The Company is subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including agreements with the Screen Actors Guild. The Company believes that its relations with its employees are good.

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

ITEM 3.       LEGAL PROCEEDINGS

          Other than claims by participants in revenues from syndication of the library, the extent of which are currently unknown but not believed to be significantly adverse, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

          The Company's Common Stock is quoted under the symbol "ROMN" on the NASD OTCBB (Over the Counter Bulletin Board). The following table sets forth the high and low closing sale price per share for the Common Stock for each quarter since the quarter ended December 31, 2000.

                                                        High         Low
                                                     ----------   ----------
                          2001
1st Quarter                                          $     1.00   $     0.31
2nd Quarter                                          $     1.15   $     0.50
3rd Quarter                                          $     1.03   $     0.50
4th Quarter                                          $     0.63   $     0.30
                          2002
1st Quarter                                          $     0.36   $     0.18
2nd Quarter                                          $     0.30   $     0.15
3rd Quarter                                          $     0.18   $     0.09
4th Quarter                                          $     0.13   $     0.06

1st Quarter (through March 15, 2003)                 $     0.10   $     0.05

          On March 26, 2003, there were 120 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. The Company believes that the number of beneficial holders is significantly in excess of this amount.

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

                                                                                   YEAR ENDED DECEMBER 31,
                                                             1998            1999           2000           2001           2002
                                                          -----------    -----------    -----------    -----------    -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ...............................................   $    32,946    $    48,605    $    44,552    $    44,088    $    43,301
Expenses:
  Cost of revenue .....................................        32,670         48,684         43,106         45,345         41,858
  Selling, general and administrative expenses ........         7,715          7,756          4,308          4,338          3,595
                                                          -----------    -----------    -----------    -----------    -----------
 Operating loss .......................................        (7,439)        (7,835)        (2,862)        (5,595)        (2,152)
 Interest income, net .................................           707            359            278             82             41
                                                          -----------    -----------    -----------    -----------    -----------
Loss before cumulative effect of a change in
accounting principle and provision for income taxes ...        (6,732)        (7,476)        (2,584)        (5,513)        (2,111)
Cumulative effect of a change in accounting principle .            --             --             --           (364)            --
Provision for income taxes ............................          (145)           (17)            (2)            --             --
                                                          -----------    -----------    -----------    -----------    -----------
Net loss ..............................................   $    (6,877)   $    (7,493)   $    (2,586)   $    (5,877)   $    (2,111)
                                                          ===========    ===========    ===========    ===========    ===========
Loss before cumulative effect of a change in
accounting  principle, per common share basic and
diluted (1) ...........................................   $     (0.81)         (0.88)         (0.30)   $     (0.64)   $     (0.25)
                                                          ===========    ===========    ===========    ===========    ===========
Net loss per common share basic and diluted (1) .......   $     (0.81)   $     (0.88)   $     (0.30)   $     (0.69)   $     (0.25)
                                                          ===========    ===========    ===========    ===========    ===========
Weighted average number of shares outstanding basic
and diluted ...........................................     8,507,026      8,523,609      8,523,682      8,571,560      8,577,690
                                                          ===========    ===========    ===========    ===========    ===========

                                                                                      AS OF DECEMBER 31,
                                                             1998            1999           2000           2001           2002
                                                          -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:                                                                    (in thousands)
Cash and cash equivalents .............................   $    11,287    $     7,558    $     4,203    $     2,777    $     1,278
 Film costs, net of amortization ......................        20,904         18,703         24,559         22,030         18,142
Total assets ..........................................        34,749         28,150         30,400         26,173         20,074
Stockholders' equity (deficiency) .....................        12,098          4,611          2,084         (2,084)        (5,894)

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

          Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company's revenues. Fees paid to the Company for these production services generally range from $300,000 to $650,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights associated with such programming (including, for example, international distribution and licensing and merchandising rights). The Company currently produces only proprietary programming that has sufficient distribution licensing income to cover the projected production costs. Generally, the Company seeks to cover a portion of its production costs prior to production of its proprietary programs and seeks to cover the remaining production costs through the exploitation of the proprietary rights associated with these programs. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenue from proprietary programming has not been material over the last several years.

          The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company's future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children's and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the FCC governing program content. While the Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover all or a substantial portion of its direct production costs, there can be no assurance that the Company will be able to cover the balance of its production costs and overhead costs relating to production, licensing and distribution through the exploitation of its proprietary rights. As a result of the foregoing risks, there can be no assurance that the Company will be able to generate revenues that exceed its costs.

          The Company is also continuing expansion of its production capabilities beyond "free" television, cable, direct-to-video, commercials, computer graphics and the Internet. The Company's future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty.

BUSINESS ACTIVITIES

          Animation - For-Hire. Film Roman is a leading producer of for-hire animation. Film Roman is continuing to build its for-hire business.

          Animation - Proprietary. Film Roman is developing and selling proprietary animation projects to major studios, television and cable networks, video companies and Internet sites. Film Roman has substantial ownership in all the projects it is developing. Film Roman is developing other animated series projects in both the primetime and daytime areas utilizing its wealth of animated experience and expertise.

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

CRITICAL ACCOUNTING POLICIES

          Revenue and Cost Recognition. Effective January 1, 2001, the Company recognizes revenue based on Statement of Position 00-2 "Accounting by Producers and Distributors of Films" ("SOP 00-2").

          Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2001 and 2002, such revenues accounted for more than 90% of the Company's total revenues. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

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

          Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable overhead are capitalized as film costs or expensed in accordance with SOP 00-2. Film costs are stated at the lower of unamortized cost or fair value. The costs of fee-for-service produced episodes are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of an episode are expected to exceed the corresponding license fee, all costs incurred in excess of this license fee will be expensed to cost of revenues as incurred. The cost of each proprietary program is capitalized and is amortized in the proportion that revenue realized relates to management's estimate of the total revenue expected to be realized from such programs.

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

RESULTS OF OPERATIONS

          Year Ended December 31, 2002 Compared with Year Ended December 31,
2001

          Total revenue decreased by 2%, or $0.8 million, to $43.3 million for the year ended December 31, 2002, from $44.1 million for the prior year. Total revenue decreased because in 2001, the Company delivered a movie-of-the-week and a live action direct-to-video two-hour film, neither of which repeated in 2002. This decrease was partially offset by an increase in the delivery of prime time fee-for-services episodes.

          The Company delivered 64 prime time and other fee-for-services episodes during the year ended December 31, 2002, compared to 71 episodes in the comparable period in 2001. Fee-for-services revenue increased 16%, or $5.8 million, to $41.6 million for the year ended December 31, 2002, from $35.8 million in 2001 as a result of the increase in prime-time episodes delivered.

          The Company delivered no "proprietary" episodes for the years ended December 31, 2002 and 2001. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue decreased $0.8 million, to a minimal amount for the year ended December 31, 2002, from $0.8 million in 2001.

          Other revenue decreased to $1.7 million for the year ended December 31, 2002 compared to $7.5 million for the prior year. This decrease is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video 2-hour film in 2001.

          Total cost of revenue decreased by 8%, or $3.4 million, to $41.9 million from $45.3 million in the prior year. Total cost of revenue as a percentage of sales decreased by 6%, to 97% for the year ended December 31, 2002, from 103% for the year ended December 31, 2001. Cost of revenue decreased primarily due to a write-down to fair value of certain of the Company's library episodic programming of $690,000 as a result of changes in estimated future revenues and a write-down of development projects of $1.9 million as a result of management's evaluation of the development slate after the selling season in 2001.

          Total selling, general and administrative expenses for the year ended December 31, 2002 decreased by $0.7 million to $3.6 million from $4.3 million for the year ended December 31, 2001, due to a one-time costs incurred in connection with the termination of certain administrative employees along with costs incurred from the Pentamedia transaction in 2001.

          Operating loss was $2.2 million for the year ended December 31, 2002 as compared to a loss of $5.6 million for the year ended December 31, 2001.

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

          The Company delivered no "proprietary" episodes for years ended December 31, 2001 and 2000. "Proprietary revenue" consists of revenue derived from the U.S. license fees paid upon the initial delivery of a new episode of proprietary programming to a U.S. broadcaster and from the exploitation of the proprietary rights (e.g., merchandising, licensing and/or international distribution rights) associated with the proprietary episodes in the Company's library that were initially delivered in prior periods. "Proprietary" revenue increased $0.4 million, to $0.8 million for the year ended December 31, 2001, from $0.4 million in 2000.

          Other revenue increased to $7.5 million for the year ended December 31, 2001 compared to $1.6 million for the prior year. This increase is primarily due to the delivery of a movie-of-the-week special and a live action direct-to-video 2-hour film.

          Total cost of revenue increased by 5%, or $2.2 million, to $45.3 million from $43.1 million in the prior year. Total cost of revenue as a percentage of sales increased by 6%, to 103% for the year ended December 31, 2001, from 97% for the year ended December 31, 2000. Cost of revenue increased primarily due to a write-down to fair value of certain of the Company's library episodic programming of $690,000 as a result of changes in estimated future revenues and a write-down of development projects of $1.9 million as a result of management's evaluation of the development slate after the selling season. The majority of these development costs were incurred prior to 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2002, the Company had cash and short-term investments of approximately $1.3 million compared to $2.8 million at December 31, 2001. The Company's cash and short-term investment balances have continued to decline and the Company would expect cash balances to decline further during fiscal 2003.

          The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fund its operations and/or fulfill its growth strategies. However, operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company would be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs, should it be required to do so. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

          The Company has taken a substantial number of actions in order to implement significant cost reductions, including reducing expenditures for development projects and in its corporate infrastructure. These cost reductions could adversely impact the Company's ability to implement its business plans resulting in a possible adverse impact on its future operations. Although management believes that its existing cash balances and cash equivalents, combined with anticipated cash flows will be sufficient to meet its cash requirements through at least the next 12 months, all of the above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          For the fiscal year ended December 31, 2002, net cash used in operating activities was approximately $1.4 million, principally due to cash used in connection with film production activities. Cash used in investing activities for the year ended December 31, 2002 was $53,693 due to additions to property and equipment. No cash was generated by financing activities for the year ended December 31, 2002.

          Cash collected in advance of revenue recognition is recorded as deferred revenue. As of December 31, 2002, the Company had a balance in its deferred revenue account of $22.0 million. There will be a net cost of approximately $3.8 million to the Company (future receipts less future expenditures) to finish the programs for which cash has been collected in advance and included in deferred revenue.

          The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

                                           2003           2004           2005           2006          2007
                                       ------------   ------------   ------------   ------------   ------------
        Operating Lease Agreements     $  1,111,688   $     30,860   $     25,916   $      8,020   $      2,704
        Employment Agreements          $    450,975   $    187,979   $          -   $          -   $          -

RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred. SFAS No. 144 was effective for the Company on January 1, 2002 and generally is to be applied prospectively. The adoption of SFAS No. 144 had no impact on the Company's consolidated results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (SFAS 123)." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ending December 31, 2002. SFAS No.148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time, and will continue to apply the disclosure only provision of SFAS 123, as amended by SFAS 148. The Company has included the required disclosures in Note 9.

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

SUBSEQUENT EVENTS

          Resignation from Board of Directors. On February 5, 2003 Mr. Medavoy and Mr. Villaneuva and on February 6, 2003 Mr. Tisch resigned from the Board of Directors of the Company due to other commitments. At this time, the Company does not intend to replace the board members.

RISK FACTORS

          The Company's business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

          Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance That It Will Be Able to Execute on Its Business Strategy. The Company has accumulated losses of approximately $42.4 million through December 31, 2002. Because substantial portions of the Company's expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon the Company's ability to generate and sustain substantially higher revenues. Although the Company's strategy is to increase revenues and gross margin, it is not assured that it will be able to do so and consequently the Company may experience additional losses and a further decline in its cash balances in 2003.

          Dependence on a Limited Number of Television Programs. The Company's revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-MEN accounted for approximately 40%, 41%, and 15%, respectively, of the Company's total revenue for the year ended December 31, 2002. Film Roman cannot assure that broadcasters will continue to broadcast the Company's "proprietary" or "fee-for-services" programs or that Film Roman will continue to be engaged to produce such programs.

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

          Overseas Subcontractors. Like other producers of animated programming, Film Roman subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees, which may result in increased production costs, or an inability to contract with the Company's preferred overseas studios. Further, political considerations, such as acts of war or terrorism, may affect the Company's ability to obtain services from Far East countries.

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

          Potential Union Activity. There have been and may be efforts by the International Alliance of Theatrical State Employees ("I.A.T.S.E") Local Union 839 (Animation Guild) to collect enough signatures from employees to have an election for representation of the Company's production employees. Union representation of the production employees could have an adverse effect on the Company.

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

          The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company's future interest income. For the twelve months ended December 31, 2002, the Company earned interest income of $41,095.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

          The following table sets forth certain information with respect to the directors of the Company as of March 31, 2003:

                                  Year First
                                  Elected or
                                  Appointed
Name                      Age     a Director               Principal Occupation and Business Experience
-----------------------   ---    ------------   ----------------------------------------------------------------
John W. Hyde              62        1999        John W. Hyde joined Film Roman as President and CEO in December
                                                1999.  Mr. Hyde is CEO and the principal of Producers Sales
                                                Organization, which holds investments in film negatives, film and television rights, a music library and agricultural real estate.  Mr. Hyde was the Trustee, General Manager and FCC license holder for KADY-TV from July 1996 through the sale of the television station in July 1998; since that time, Mr. Hyde has remained as Trustee to disburse the funds from the sale.
                                                From August 1994 through July 1998, Mr. Hyde was Trustee and CEO of Cannon Pictures, Inc. and Cannon Television Inc. Mr. Hyde was
                                                CEO of MCEG Sterling, Inc. from December 1990 through December
                                                31, 1995, at which time MCEG was part of a three-way merger with
                                                Orion Pictures, Inc. and Actava Group, Inc.  Prior to his term at MCEG, Mr. Hyde held numerous senior executive positions in the entertainment industry.  Mr. Hyde graduated from New York
                                                University in 1963.

Robert Cresci             59        1995        Mr. Cresci has been a Director of Film Roman since August 1995 and has been a Managing Director of Pecks Management Partners
                                                Ltd., an investment management firm, since September 1990.  Mr.
                                                Cresci currently serves on the board of directors of Sepracor,
                                                Inc., Aviva Petroleum, Candlewood Hotel Co., Castle Dental
                                                Centers Inc., j2 Global Communications, Inc., Seracare Inc.,
                                                E-Stamp Corporation and several private companies.

Dixon Q. Dern             74        1995        Mr. Dern has been a director of Film Roman since August 1995.
                                                Mr. Dern has practiced entertainment law for over 40 years and currently owns and operates his own private practice, which specializes in entertainment, copyright and communications law.
                                                Mr. Dern also serves as Secretary of the Company.

Peter Mainstain           54        1995        Mr. Mainstain has been a director of Film Roman since August
                                                1995.  He is a certified public accountant as well as an officer and shareholder of Tanner, Mainstain, Hoffer & Peyrot, and accountancy corporation, where he has been employed since 1976.

Phil Roman                72        1996        Mr. Roman served as the Company's Chief Executive Officer, and a
                                                Director, from the founding of the Company until February 5,
                                                1999.  Phil Roman began his animation career in 1955 at The Walt
                                                Disney Company as an assistant animator on Sleeping Beauty.
                                                Over the next 30 years, Mr. Roman worked at many of the major studios, including MGM Animation and Warner Brothers Cartoons.
                                                Mr. Roman has also directed 13 Emmy-nominated Charlie Brown specials.  Since his resignation as Chief Executive Officer, Mr.
                                                Roman has worked at his new company, Phil Roman Entertainment, and recently joined the Company as an employee/consultant.

IDENTIFICATION OF EXECUTIVE OFFICERS

The names of the executive officers of the Company, and certain information about them as of March 31, 2003 are set forth below:

                                  Year Began
                                  Employment
                                    With
Name                      Age     Company                                  Position
-----------------------   ---    ------------   ----------------------------------------------------------------
John W. Hyde              62        1999        President and CEO.  John W. Hyde joined Film Roman as President and CEO in December 1999.  Mr. Hyde is CEO and the principal of
                                                Producers Sales Organization, which holds investments in film negatives, film and television rights, a music library and agricultural real estate.  Mr. Hyde was the Trustee, General
                                                Manager and FCC license holder for KADY-TV from July 1996
                                                through the sale of the television station in July 1998; since that time, Mr. Hyde has remained as Trustee to disburse the funds from the sale.  From August 1994 through July 1998, Mr.
                                                Hyde was Trustee and CEO of Cannon Pictures, Inc. and Cannon
                                                Television Inc. Mr. Hyde was CEO of MCEG Sterling, Inc. from
                                                December 1990 through December 31, 1995, at which time MCEG was part of a three-way merger with Orion Pictures, Inc. and Actava
                                                Group, Inc.  Prior to his term at MCEG, Mr. Hyde held numerous senior executive positions in the entertainment industry.  Mr.
                                                Hyde graduated from New York University in 1963.

Sidney Clifton            44        1998        Senior Vice-President, Television Programming and Development.
                                                Sydney Clifton was promoted to Senior Vice President, Television
                                                Programming and Development in November 2002.  Ms. Clifton
                                                joined Film in March 1998 as Development Coordinator and in July
                                                of that year she was promoted to Manager of Animation
                                                Development.  In September of 1999, Ms. Clifton was again
                                                promoted to Director of TV Development and in July of 2000 rose to Vice President of Development. Before joining Film Roman in
                                                1998, Ms. Clifton was a member of the Operations Department of
                                                Fox Sports network.  Ms. Clifton is also a published writer with works appearing in multicultural publications including Exodus
                                                Newsmagazine and Essence Magazine.

Brett Coker               40        1991        Senior Vice President of Studio Administration.  Brett Coker was
                                                promoted to Senior Vice President in August 2001.  He joined
                                                Film Roman in February 2001 as Vice President of Studio
                                                Administration. From 1998 through January 2001, Mr. Coker was
                                                Vice President General Manager for CrownStar, LLC a niche record label specializing in music distribution.  From 1995 to 1998, he was the Director of Operations for Crossroads V Communications,
                                                a management consulting company. His tenure included large-scale operations management and consulting services for companies such as Cannon Pictures, Grove Television, Reeves Entertainment and
                                                KADY Television.

Joan Thompson             44        1992        Chief Accounting Officer.  Joan Thompson was promoted to Chief
                                                Accounting Officer in August 2001.  Ms. Thompson joined Film
                                                Roman in April 1992 as Accounting Manager.  In April 1994, she
                                                was promoted to Assistant Controller and became Controller in
                                                April 1999.  Ms. Thompson was promoted to Vice President of
                                                Finance in April 2000.

Mike Wolf                 51        1990        Senior Vice President of Animation Production.  Mike Wolf has
                                                held the office of Senior Vice President of Animation Production since March 1999.  He joined Film Roman in April 1990 as a
                                                Director for Emmy nominated Bobby's World.  In October 1990, Mr.
                                                Wolf became a Producer for the Animated Feature Tom & Jerry: The
                                                Movie.  Since August 1992, his producing credits include The
                                                Simpsons, King of the Hill, The Critic, The Family Guy, Mission
                                                Hill and The Oblongs.  During his tenure with Film Roman, he has been honored with Five Emmy Awards for producing The Simpsons and several Annie Awards.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). The SEC has designated specific due dates for such reports and the Company must identify in this Proxy Statement those persons who did not timely file such reports.

          Based solely upon a review of Forms 3, 4 and 5, the amendments thereto, and certain written representations furnished to the Company pursuant to Rule 16a-3(e) of the Exchange Act, the Company believes that, during the fiscal year ended December 31, 2002, its directors and officers, and persons who beneficially own more than 10% of its Common Stock, complied with all applicable filing requirements, with the exception that reports on Form 3 were not filed for Sidney Clifton, Brett Coker, Joan Thompson, Michael Wolf, Peter Schankowitz and John O. Francis and that reports on Form 4 were not filed for Dixon Dern and Peter Mainstain with repect to the vesting of certian options.

ITEM 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth, as to the Chief Executive Officer and each of the other three most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                           Long Term Compensation
                                -----------------------------------------   -----------------------------------------------
                                                                              Number of
                                Fiscal Year                                   Securities
                                  Ended                                       Underlying       Restricted      All Other
Name and Principal Position     December 31       Salary         Bonus         Options(1)        Stock       Compensation
-----------------------------   -----------   --------------   ----------   --------------   -------------   --------------
John W. Hyde                        2002      $   364,910.24                                                 $   1,676.05(3)
Chief Executive                     2001      $   327,983.94     25,000        200,000                       $   5,962.74(2)
Officer and President               2000      $   255,999.00                   400,000                       $   8,759.67(2)

Peter Schankowitz                   2002      $   305,250.17                                                 $   2,500.00(3)
President, Television               2001      $   240,884.07                                                 $   2,012.02(3)
Programming & Development           2000      $    66,500.07                    50,000

Mike Wolf                           2002      $   301,981.32                                                 $   2,500.00(3)
Senior Vice President of            2001      $   296,334.46                                                 $   2,125.00(3)
Animation Production                2000      $   267,587.03                                                 $   2,125.00(3)

John O. Francis Jr.                 2002      $   117,502.09                                                 $   1,369.51(3)
Vice President of                   2001      $   125,000.00                                                 $   1,322.20(3)
Recruiting                          2000      $   125,000.23                                                 $   1,322.20(3)

     (1)  The securities underlying the options are shares of Common Stock.

     (2)  Represents reimbursement of health and disability insurances.

     (3) Represents contributions pursuant to the Company's 401(k) profit sharing plan for each individual listed in the table. Option Grants in Last Fiscal Year

Option Grants in Last Fiscal Year

          There were no grants of stock options made to any of the Named Executive Officers during the year ended December 31, 2002.

Stock Options Held at Fiscal Year End

          The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the over the counter bulletin board market on December 31, 2002 ($0.07 per share). During fiscal 2002, no options were exercised by any Named Executive Officer.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                             Number of Securities         Value of Unexercised in-the-
                            Underlying Unexercised          Money Options at December
                         Options at December 31, 2002              31, 2002 (1)

        Name           Exercisable  Unexercisable     Exercisable  Unexercisable
--------------------  ------------- --------------   ------------- --------------
John W. Hyde                533,332        166,668              0              0
Peter Schankowitz            50,000              0              0              0
Mike Wolf                    85,000              0              0              0
Jay Frances                       0              0              0              0

          (1) Amounts represent the difference between the aggregated exercise price of unexercised options and the $0.07 closing sale price of the Common Stock on the over the counter bulletin board market on December 31, 2002.

401(k) Profit Sharing Plan

          The Company has a defined contribution 401(k) Profit Sharing Plan which covers substantially all of its employees. The plan became effective on January 1, 1991 and was amended effective January 1, 1992. Under the terms of the plan, employees can elect to defer up to 15% of their wages, subject to certain Internal Revenue Service limitations, by making voluntary contributions to the plan. Additionally, the Company, at the discretion of management, can elect to match up to 100% of the voluntary contributions made by its employees. For the years ended December 31, 2000, 2001 and 2002, the Company contributed $167,881, $155,020 and $165,863, respectively, to the plan on behalf of its employees.

          Compensation of Directors

          For fiscal year 2002 all Non-Employee Directors received $4,500 as compensation for serving on the Board of Directors, $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each meeting of a committee of the Board of Directors. Under the Company's 2000 Stock Option Plan, as amended (the "Stock Option Plan"), all the Board of Directors, except for Phil Roman and John Hyde, also received an option to purchase 5,000 shares of Common Stock.

          Employment Contracts

          The Company or Film Roman, Inc., a California corporation and a wholly-owned subsidiary of the Company ("Film Roman California") has entered into the following employment agreements with the Named Executive Officers:

          John W. Hyde. On June 1, 2001 the Company entered into a new agreement to extend Mr. Hyde's employment as the Company's Chief Executive Officer. Under the terms of this agreement, Mr. Hyde will serve the Company for three years from the date of the new agreement, and the Company has an option to extend the term of his employment for an additional period of two consecutive years. As a bonus for services rendered under the employment agreement dated December 9, 1999 between Producers Sales Organization ("PSO") and the Company, Mr. Hyde received $25,000. The compensation payable to Mr. Hyde is $120,000 for the first year of service under the new employment agreement, $130,000 for the second year and $140,000 for the third year. If the Company chooses to exercise its option to extend Mr. Hyde's term, he will receive $150,000 for his fourth year of service to the Company and $160,000 for the fifth year. Mr. Hyde received 200,000 shares of the Company's common stock with a 10-year term at the exercise price of $.92 per share. The Company can terminate Mr. Hyde for cause, which includes: (a) the conviction of a felony or crime involving moral turpitude, (b) gross negligence or willful malfeasance, (c) the failure to adhere to Board policies or the Company's business plan and such failure is not cured within five business days of notice of such failure or (d) any other material breach not cured within five business days after notice. If the Company terminates Mr. Hyde for cause, then the Company will no longer have any obligations to pay Mr. Hyde any compensation, other than compensation accrued but unpaid. If the Company terminates Mr. Hyde without cause or Mr. Hyde dies, the Company must pay all remaining compensation and all compensation owing as of the date of death, respectively.

          In addition, on June 18, 2001 the Company concluded an agreement with PSO to release Mr. Hyde from exclusive employment with PSO so that he may serve the Company as its Chief Executive Officer. The term of Mr. Hyde's employment commences on the date of the agreement and continues for up to five years. In consideration for releasing Mr. Hyde from exclusive employment, PSO will receive $205,000 for the first contract year of Mr. Hyde's employment, $245,000 for the second contract year, $285,000 for the third contract year, and if the company exercises its option to retain Mr. Hyde for the fourth and fifth contract years, Mr. Hyde will receive $325,000 for the fourth contract year and $365,000 for the fifth contract year.

          Mr. Schankowitz. On September 6, 2000, Film Roman contracted with Mr. Schankowitz to retain his services as the President of Television Programming and Development. Under the terms of the agreement, Mr. Schankowitz served in his capacity as an executive for 18 months from the date of September 6, 2000. On March 7, 2002, Film Roman exercised its option under the employment agreement to extend Mr. Schankowitz's employment to March 6, 2003. For compensation, Mr. Schankowitz earned $17,916.66 per month for the first 18 months of service and will receive $19,583.33 per month for the extended period of employment. Mr. Schankowitz will receive a sales bonus for each program he secures a license or sales agreement and for any television program he co-creates. Mr. Schankowitz received 50,000 shares of the Company's common stock with a 10-year term and at the exercise price equal to its fair market value. The option grants, with respect to 35,000 shares, will vest in equal monthly installments during the initial 18 months of employment. The remaining 15,000 shares will vest in equal monthly installments over a period of twelve months during the extension period of Mr. Schankowitz's employment. If the Company terminates Mr. Schankowitz without cause, Film Roman will pay Mr. Schankowitz his salary and accrued bonuses for the remainder of the current term, provided that, salary payments will be reduced by any payments which Mr. Schankowitz receives from employment elsewhere. If the Company terminates his employment for death, disability or without cause, the Company will pay Mr. Schankowitz accrued bonuses for the Company's fiscal year in which termination occurred. The Company did not extend Mr. Schankowitz's employment once his employment agreement terminated on March 6, 2003.

          Mike Wolf. There is no employment agreement between Film Roman and Mike Wolf. Mr.Wolf an at will employee.

          John O. Francis, Jr. There is no employment agreement between Film Roman and John Francis. Mr. Francis is an at will employee. The Company and Mr. Francis agreed that his employment would end on December 31, 2002.

Compensation Committee Interlocks and Insider Participation

          No executive officer of the Company either served in 2002 or now serves as a member of the Board of Directors or the compensation committee of any entity, which has one or more executive officers who serve on the Board or are members of the Compensation Committee.

          The Compensation Committee of the Board of Directors serves as an advisory committee to the Board and is responsible for reviewing the compensation of the senior management team and for making recommendations regarding compensation.

Compensation Philosophy:

          The Compensation Committee's philosophy is to provide sufficient compensation to attract, motivate and retain skilled management while linking that compensation to corporate performance and increases in stockholder wealth where possible. The Compensation Committee determines the compensation of the executive officers with the assistance of the Chief Executive Officer and determines the compensation of the Chief Executive Officer independently. The Compensation Committee determines the compensation of the executive based on its evaluation of the Company's overall performance, primarily based on the Company's operating performance compared with the Company's operating plan, and the current market for executives. The Compensation Committee also considers various qualitative factors such as the extent to which the executive officer has contributed to forming a strong management team, the growth and development of proprietary and fee-for-services programming and other factors, which the Compensation Committee believes are indicative of the Company's ongoing ability to achieve its long-term growth and profit objectives. With respect to each executive, the Compensation Committee focuses on that individual executive's area of responsibility and his or her contribution toward achieving corporate objectives.

Compensation Program:

          Consistent with achieving the Company's long-term objectives, executive compensation packages are generally comprised of two components: base compensation and stock options. The base compensation portion of the compensation package is determined by considering such factors as breadth of responsibility, areas of expertise and experience, and comparable compensation in the industry. As is the custom in the industry, most of the senior management team is under some form of employment contract with the Company. The stock option incentive portion of the compensation package has been implemented through the Stock Option Plan. Each member of the senior management team has been granted options, which are intended to provide each individual with a strong economic interest in the appreciation of the stock price. The Stock Option Plan, permits the Board to grant options to other key employees to provide similar incentives. A number of key employees have been granted such options. While the Compensation Committee might consider performance bonuses in the event of exceptional contributions to enhance corporate performance, no such consideration was made in 2002.

          To the extent readily determinable and as one of the factors in its consideration, the Compensation Committee considers the anticipated tax treatment to the Company and to its executives of various payments and benefits. Some types of compensation payments and their deductibility depend upon the timing of an executive's vesting or exercise of previously granted rights, qualification of the Compensation Committee and other factors. Further, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. For these and other reasons, the Compensation Committee will not necessarily limit executive compensation to that amount deductible under section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Date: 3-31-03

                                PERFORMANCE GRAPH

          The following graph sets forth the percentage change in cumulative total stockholder return of the Company's Common Stock during the last five fiscal years, compared with (a) the Standard & Poor's 500 Composite Index ("S&P 500 Index") and (b) the Standard & Poor's Entertainment Index ("S&P Entertainment Index"). The graph assumes that $100 was invested on December 31, 1998 in Film Roman stock or on December 31, 1998 in the indexes and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                                               S& P
                                           Entertainment
           Date          S&P 500 Index         Index          Film Roman, Inc
           ---------   ----------------   ---------------   ------------------
           31-Dec-98                100               100                  100
           31-Dec-99                120               116                  100
           31-Dec-00                107                99                   20
           31-Dec-01                 93                85                   19
           31-Dec-02                 72                  *                   4

          *The S&P Entertainment Index has changed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Securities Authorized for Issuance under Equity Compensation Plans

                                          (a)                           (b)                           (c)
                                                                                                    Number of
                                                                                              Securities Remaining
                                        Number of                                             Available for Future
                                  Securities to Be Issued              Weighted-              Issuance Under Equity
                                    Upon Exercise of           Average  Exercise Price        Compensation Plans
                                   Outstanding Options,        of Outstanding Options,       (excluding securities
   Plan Category                   Warrants and Rights           Warrants and Rights          reflected in Column(a)
----------------------------------------------------------------------------------------------------------------------
Equity   Compensation
Plans Approved by
Security Holders                           1,424,500                    $   1.27                      775,500
----------------------------------------------------------------------------------------------------------------------
Equity  Compensation
Plan Not Approved by
Security Holders                                NONE                        NONE                         NONE
----------------------------------------------------------------------------------------------------------------------
         Total                             1,424,500                    $   1.27                      775,500
----------------------------------------------------------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of March 31, 2003 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.

          Unless otherwise noted, the address of each of the Company's officers and directors is 12020 Chandler Blvd., Suite 200, North Hollywood, California 91607.

                                       Number of Shares of
                                           Common Stock
           Name and Address            Beneficially Owned(1)      Percent(1)
-----------------------------------   ----------------------   ----------------
Pecks Management Partners Ltd.(2)                  1,198,993              14.0%
John W. Hyde(3)                                      591,665               6.5%
Peter Schankowitz(4)                                  50,000                  *

Mike Wolf (5)                                         85,000                 1%

John O. Francis(6)                                         -                  *
Robert J. Cresci(7)                                1,248,993              14.5%
Dixon Q. Dern(8)                                      75,100                  *
Peter Mainstain(9)                                    89,200                 1%
Phil Roman(10)                                     3,028,650              35.2%
All Directors and Executive                        5,168,608              54.4%
Officers as a group (8 persons)

* Less than one percent.

(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 15, 2003.

(2) Based on information received from Pecks Management Partners Ltd., Pecks Management Partners Ltd. has sole voting power and sole dispositive power with respect to all 1,198,993 shares. The mailing address for Pecks Management Partners Ltd. is One Rockefeller Plaza, New York, New York 10020.

(3)       Includes 541,665 shares issuable upon exercise of outstanding options.

(4) Includes 50,000 shares of Common Stock, which may be acquired upon exercise of employee stock options, which are currently exercisable.

(5) Includes 85,000 shares of Common Stock, which may be acquired upon exercise of employee stock options, which are currently exercisable.

(6) John O. Francis does not beneficially own shares of the Company's Common Stock.

(7) Includes 1,198,993 shares held by pension trusts and a pension fund which are managed by Pecks Management Partners Ltd. and for which Mr. Cresci disclaims beneficial ownership and 50,000 shares of Common Stock, which may be acquired upon exercise of stock options, which are currently exercisable. The mailing address for Mr. Cresci is c/o Pecks Management Partners Ltd., One Rockefeller Plaza, New York, New York 10020.

(8) Includes 75,000 shares of Common Stock, which may be acquired upon exercise of stock options, which are currently exercisable. The mailing address for Mr. Dern is 1901 Avenue of the Stars, Suite 400, Los Angeles, California 90067.

(9) Includes 75,000 shares of Common Stock, which may be acquired upon exercise of stock options, which are currently exercisable. The mailing address for Mr. Mainstain is c/o Tanner, Mainstain, Hoffer & Peyrot, 10866 Wilshire Boulevard, 10th Floor, Los Angeles, California 90024.

(10) Represents 50,000 shares of Common Stock, which may be acquired upon exercise of stock options, which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On June 1, 2001 the Company and Mr. Dern entered into a new agreement pursuant to which, Mr. Dern would provide legal services to, and manage the business affairs of the Company. Under the terms of the new agreement, Mr. Dern will serve the Company for three years from the date of the agreement and will receive $120,000 per annum for services provided as general counsel and $120,000 per annum for managing the business affairs of the Company. In addition, upon a sale or merger of the Company, or an agreement whereby the Company secures a strategic partnership or a strategic investor, Mr. Dern will receive an option to purchase 100,000 shares of the Company's Common Stock.

          On June 18, 2001 the Company concluded an agreement with PSO to release Mr. Hyde from exclusive employment with PSO so that he may service the Company as its Chief Executive Officer. Mr. Hyde owns PSO. See "Employment Contracts--Mr. Hyde."

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

          (a) The Company, under the supervision and with the Company's management, including the Company's Chief Executive Officer/Chief Operating Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Report. Based upon the Evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

          (b) There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of Evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Financial Statements required to be filed hereunder are indexed on page F-1 hereof. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.

          (c) Those Exhibits, and the Index thereto, required to be filed by
Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

ITEM 16.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in thousands) are:

                                           2002         2001
                                       -----------   ----------
            Audit Fees                 $     151.4   $    159.9

            Audit-Related Fees                   -            -

            Tax Fees                          16.4         29.9

            All Other Fees                       -          7.0
                                       -----------   ----------
                                       $     167.8   $    196.8
                                       ===========   ==========

Fees for audit services include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-Q. Tax fees included tax compliance, tax advice and tax planning. All other fees principally include support and advisory services related to the Company's stock sale and potential investments.

The Board has determined that annual audit services to be rendered by the corporation's outside auditors shall be subject to specific pre-approval of the Audit Committee. Such audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by an independent auditor to be able to form an opinion on the company's consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly reviews. The Board has further mandated that the Audit Committee shall approve annual fees for the outside auditors and shall monitor their activities on a regular basis during any times during which they render auditing services. The Audit Committee has authority to pre-approve any audit-related services that are to be rendered in any year; provided that the Audit Committee (unanimously) and the outside auditors concur that such services do not impair the independence of the auditors.

In accordance with past procedure the outside auditors will be requested to provide tax services to the Company, such as tax consultation and preparation of the necessary tax returns. In no event will the Audit Committee approve of any tax services in connection with transactions initially recommended by the independent auditor, the primary purpose of which may not be tax avoidance, nor shall the Audit Committee approve of rendition of any tax services for tax compliance and filing of returns i.e. those historically rendered by the Company's outside auditors in the past.

          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March, 2003.

                                   FILM ROMAN, INC.

                                   /s/ John W. Hyde
                                   ---------------------------------------------
                               By: John W. Hyde
                                   President, Chief Executive Officer and acting Chief Financial Officer

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

SIGNATURE                                 TITLE                       DATE
--------------------------  -----------------------------------  --------------

/s/ John Hyde               Chief Executive Officer, President,  March 31, 2003
--------------------------  Director and acting Chief Financial
John Hyde                   Officer

/s/ Joan Thompson           Executive Vice President, Chief      March 31, 2003
--------------------------  Accounting Officer
Joan Thompson

/s/ Phil Roman              Director                             March 31, 2003
--------------------------
Phil Roman

/s/ Robert Cresci           Director                             March 31, 2003
--------------------------
Robert Cresci

/s/ Peter Mainstain         Director                             March 31, 2003
--------------------------
Peter Mainstain

/s/ Dixon Q. Dern           Director                             March 31, 2003
--------------------------
Dixon Q. Dern

                                 CERTIFICATIONS
I, John W. Hyde, certify that:

     1.   I have reviewed this annual report on Form 10-K of Film Roman, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                   /s/ John W. Hyde
                                                --------------------------------
                                                John W. Hyde
                                                Title: Chief Executive  Officer,
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------------   -----------------------------------------------------------------

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

 *10.3         Intentionally Omitted.

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

 *10.9         Intentionally Omitted.

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

                                FILM ROMAN, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Index to Consolidated Financial Statements..........................................................      F-1

FILM ROMAN, INC.
      Report of Independent Auditors................................................................      F-2
      Consolidated Balance Sheets as of December 31, 2001 and 2002..................................      F-3
      Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001, and 2002...      F-4
      Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31,
      2000, 2001, and 2002..........................................................................      F-5
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002....      F-6
      Notes to Consolidated Financial Statements....................................................      F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Film Roman, Inc.

          We have audited the accompanying consolidated balance sheets of Film Roman, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Film Roman, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

          The accompanying financial statements have been prepared assuming that Film Roman, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   ERNST & YOUNG LLP

Los Angeles, California
March 24, 2003

                                FILM ROMAN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   --------------------------------
                                                                                         2001              2002
                                                                                   --------------    --------------
                                   ASSETS
Cash and cash equivalents ......................................................   $    2,776,757    $    1,277,958
Accounts receivable ............................................................          259,784           114,772
Film costs, net of accumulated amortization of
 $50,663,342 (2001) and $39,927,593 (2002) .....................................       22,030,027        18,141,712
Property and equipment, net of accumulated depreciation and
 amortization of $2,797,025 (2001) and $3,097,691 (2002) .......................          493,552           246,579
Deposits and other assets ......................................................          612,492           293,119
                                                                                   --------------    --------------
Total assets ...................................................................   $   26,172,612    $   20,074,140
                                                                                   ==============    ==============
                              LIABILITIES AND
                          STOCKHOLDERS' DEFICIENCY
Accounts payable ...............................................................   $    1,678,063    $    1,842,904
Accrued expenses ...............................................................        1,964,982         2,098,354
Deferred revenue ...............................................................       26,312,646        22,026,710
                                                                                   --------------    --------------
Total liabilities ..............................................................       29,955,691        25,967,968
Commitments
Stockholders' deficiency:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued .....               --                --
Common Stock, $.01 par value, 40,000,000 shares authorized, 8,577,690
 shares issued and outstanding in 2001 and 2002 ................................           85,777            85,777
Additional paid-in capital .....................................................       36,379,615        36,379,615
Accumulated deficit ............................................................      (40,248,471)      (42,359,220)
                                                                                   --------------    --------------
Total stockholders' deficiency .................................................       (3,783,079)        5,893,828)
                                                                                   --------------    --------------
Total liabilities and stockholders' deficiency .................................   $   26,172,612    $   20,074,140
                                                                                   ==============    ==============

                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                              2000             2001             2002
                                                                         --------------   --------------   --------------
Revenue ..............................................................   $   44,552,140   $   44,088,173   $   43,300,993
Cost of revenue ......................................................       43,106,536       45,345,423       41,858,236
Selling, general and administrative expenses .........................        4,308,109        4,337,615        3,594,601
                                                                         --------------   --------------   --------------
Operating loss .......................................................       (2,862,505)      (5,594,865)      (2,151,844)
Interest income ......................................................          278,196           82,166           41,095
                                                                         --------------   --------------   --------------
Loss  before cumulative  effect  of  a  change  in  accounting
 principle and provision for income taxes ............................       (2,584,309)      (5,512,699)      (2,110,749)
Cumulative effect of a change in accounting principle ................               --         (364,000)              --
Provision for income taxes ...........................................           (1,588)              --               --
                                                                         --------------   --------------   --------------
Net loss .............................................................   $   (2,585,897)  $   (5,876,699)  $   (2,110,749)
                                                                         ==============   ==============   ==============
Loss  before cumulative  effect  of  a  change  in  accounting
 principle,  per common share basic and diluted ......................   $        (0.30)  $        (0.64)  $        (0.25)
                                                                         ==============   ==============   ==============
Net loss per common share basic and diluted ..........................   $        (0.30)  $        (0.69)  $        (0.25)
                                                                         ==============   ==============   ==============
Weighted average number of shares outstanding basic and diluted ......        8,563,682        8,571,560        8,577,690
                                                                         ==============   ==============   ==============

                             See accompanying notes.

                                FILM ROMAN, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                               TOTAL
                                                                          ADDITIONAL                        STOCKHOLDERS'
                                       COMMON STOCK                         PAID-IN       ACCUMULATED         EQUITY
                                          SHARES           AMOUNT           CAPITAL          DEFICIT        (DEFICIENCY)
                                      --------------   --------------   --------------   --------------    --------------
Balance as of December 31, 1999 ...        8,524,190   $       85,242   $   36,311,838   $  (31,785,875)   $    4,611,205
Options exercised .................           41,000              410           58,527               --            58.937
Net loss ..........................               --               --               --       (2,585,597)       (2,585,897)
                                      --------------   --------------   --------------   --------------    --------------
Balance as of December 31, 2000 ...        8,565,190           85,652       36,370,365      (34,371,772)        2,084,245
Options exercised .................           12,500              125            9,250               --             9,375
Net loss ..........................               --               --               --       (5,876,699)       (5,876,699)
                                      --------------   --------------   --------------   --------------    --------------
Balance as of December 31, 2001 ...        8,577,690           85,777       36,379,615      (40,248,471)       (3,783,079)
                                      --------------   --------------   --------------   --------------    --------------
Net loss ..........................               --               --               --       (2,110,749)       (2,110,749)
                                      --------------   --------------   --------------   --------------    --------------
Balance as of December 31, 2002 ...        8,577,690   $       85,777   $   36,379,615   $  (42,359,220)   $   (5,893,828)
                                      ==============   ==============   ==============   ==============    ==============

                             See accompanying notes.

                                FILM ROMAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                2000              2001              2002
                                                                           --------------    --------------    --------------
OPERATING ACTIVITIES:
      Net loss                                                             $   (2,585,897)   $  (5, 876,699)   $   (2,110,749)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .................................          415,596           359,755           300,666
         Amortization of film costs ....................................       43,106,536        45,345,423        41,858,236
         Cumulative effect of a change in accounting principle .........                -           364,000                 -
      Changes in operating assets and liabilities:
         Accounts receivable ...........................................          230,939            (9,891)          145,012
         Film costs ....................................................      (48,961,750)      (43,180,741)      (37,969,921)
         Deposits and other assets .....................................         (195,362)           39,963           319,373
         Accounts payable ..............................................          (41,920)            5,278           164,841
         Accrued expenses ..............................................         (669,721)          138,122           133,372
         Deferred revenue ..............................................        5,488,687         1,496,706        (4,285,936)
                                                                           --------------    --------------    --------------
      Net cash used in operating activities ............................       (3,212,892)       (1,318,084)       (1,445,106)
INVESTING ACTIVITIES:
      Additions to property and equipment ..............................         (200,497)         (117,755)          (53,693)
                                                                           --------------    --------------    --------------
         Net cash used in investing activities .........................         (200,497)         (117,755)          (53,693)
FINANCING ACTIVITIES:
      Exercise of Stock Options ........................................           58,937             9,375                 -
                                                                           --------------    --------------    --------------
         Net cash provided by financing activities .....................           58,937             9,375                 -
                                                                           --------------    --------------    --------------
      Net decrease in cash .............................................       (3,354,452)       (1,426,464)       (1,498,799)
      Cash and cash equivalents at beginning of period .................        7,557,673         4,203,221         2,776,757
                                                                           --------------    --------------    --------------
      Cash and cash equivalents at end of period .......................   $    4,203,221    $    2,776,757    $    1,277,958
                                                                           ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes ..................................................   $        5,600    $        5,600    $        5,600
                                                                           ==============    ==============    ==============

                             See accompanying notes.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

          MANAGEMENT STRATEGIES AND BASIS OF PRESENTATION

          At December 31, 2002, the Company had cash and short-term investments of approximately $1.3 million compared to $2.8 million at December 31, 2001. The Company's cash and short-term investment balances have continued to decline and the Company would expect cash balances to decline further during fiscal 2003.

          The Company may need to secure additional equity or debt financing during fiscal 2003 in order to fund its operations and/or fulfill its growth strategies. However, operating losses, the Company's declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company's historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company's losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company would be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs, should it be required to do so. The failure to obtain such financing could have an adverse effect on the implementation of the Company's growth strategies and its ability to successfully run its operation.

          The Company has taken a substantial number of actions in order to implement significant cost reductions, including reducing expenditures for development projects and in its corporate infrastructure. These cost reductions could adversely impact the Company's ability to implement its business plans resulting in a possible adverse impact on its future operations. Although management believes that its existing cash balances and cash equivalents, combined with anticipated cash flows will be sufficient to meet its cash requirements through at least the next 12 months, all of the above conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          CASH AND SHORT-TERM INVESTMENTS

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

          The Company performs production services for various companies within the entertainment industry and licenses various rights in its product to distributors throughout the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At December 31, 2002, substantially all of the Company's trade receivables were from customers in the entertainment industry. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment industry consistently have been within management's expectations.

          FINANCIAL INSTRUMENTS

          Financial instruments are carried at historical cost which approximates fair value.

          REVENUE RECOGNITION AND FILM COSTS

          Effective January 1, 2001, the Company recognizes revenue based on the new accounting standard Statement of Position ("SOP") 00-2 (see note 12). Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2001 and 2002, such revenues accounted for more than 90% of the Company's total revenues. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

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

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

          NET LOSS PER COMMON SHARE

          The per share data is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of outstanding stock options of 1,525,250 (2000), 1,247,000
(2001) and 1,369,000 (2002) are not included since they are antidilutive.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

          RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for the impairment of disposal of long-lived assets, including discontinued operations. SFAS No. 144 changes the criteria that have to be met to classify an asset as held-for-sale, extends the reporting of discontinued operations to all components of an entity, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred. SFAS No. 144 was effective for the Company on January 1, 2002 and generally is to be applied prospectively. The adoption of SFAS No. 144 had no impact on the Company's consolidated results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (SFAS 123)." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ending December 31, 2002. SFAS No.148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time, and will continue to apply the disclosure only provision of SFAS 123, as amended by SFAS 148. The Company has included the required disclosures in Note 9.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

2.        FILM COSTS

          The components of film costs consist of the following:

                                                    December 31,
                                          ---------------------------------
                                                    2002               2001
                                          ---------------   ---------------
Film costs in process                     $    21,844,184   $    18,003,446
Film costs in development                         185,843           138,266
                                          ---------------   ---------------
                                          $    22,030,027   $    18,141,712
                                          ===============   ===============

          All film costs in process will be fully amortized during the three years ending December 31, 2005.

3.        PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                 December 31,
                                                        -----------------------------
                                                                 2001            2002
                                                        -------------   -------------
Leasehold improvements...............................   $     398,577   $     398,577
Furniture and fixtures...............................         724,534         774,833
Office equipment.....................................       2,167,466       2,170,860
                                                        -------------   -------------
                                                            3,290,577       3,344,270
Less accumulated depreciation and amortization.......      (2,797,025)     (3,097,691)
                                                        -------------   -------------
                                                        $     493,552   $     246,579
                                                        =============   =============

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

4.        INCOME TAXES

          The significant components of the Company's net deferred tax assets (liabilities), for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                            December 31,
                                                ------------------------------
                                                     2001            2002
                                                -------------   --------------
      Property and Equipment                           92,915          119,097
      Nondeductible accrual                           158,576          102,391
      Foreign Tax Credit Carryforward                 162,995          162,995
      Other                                            48,539            7,193
      Net operating loss carryforwards             12,430,722       14,774,857
                                                -------------   --------------
                                                   12,893,747       15,166,533
      Valuation allowance                         (12,893,747)     (15,166,533)
                                                -------------   --------------
                                                $          --   $           --
                                                =============   ==============

          The provision for income taxes is as follows:

                                                    December 31,
                                         -------------------------------
                                           2000       2001        2002
                                         --------   --------   ---------
      Current:
         Foreign                         $  1,588   $     --   $      --
                                         --------   --------   ---------
                                         $  1,588   $     --   $      --
                                         ========   ========   =========

          A reconciliation of income tax computed at the statutory federal income tax rate to the effective tax rate for the Company is as follows:

                                                                                         December 31,
                                                                        ---------------------------------------------
                                                                             2000            2001            2002
                                                                        -------------   -------------   -------------
      Benefit for income taxes at statutory rate of  35%                $    (905,064)  $  (2,056,908)  $    (738,762)
      Permanent Differences                                                    23,440          20,319          10,062
      Benefit of deferred tax assets not currently recognized                 881,624       2,036,589         728,700
                                                                        -------------   -------------   -------------
                                                                        $          --   $          --   $          --
                                                                        =============   =============   =============

          At December 31, 2002, the Company had available federal and state tax net operating loss carryforwards of approximately $38,974748 and $19,730,161, respectively, expiring through 2023 and 2013, respectively. At December 31, 2002, the Company had available foreign tax credit carryforwards of approximately $162,995. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforward may be limited based on changes in the percentage of ownership of the Company.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

6.        COMMITMENTS

          The Company leases facilities for office space and its animation studios under an operating lease for a five-year period expiring August 31, 2003 with an option for an additional five-year term. Under the terms of the lease agreement the Company is required to pay a pro-rata share of the building's operating expenses, maintenance and property taxes. The lease agreement includes certain free rent periods and an escalation in the monthly rental amount, as defined. The accompanying statements of operations for the years ended December 31, 2000, 2001 and 2002 reflect rent expense on a straight-line basis over the term of the lease. The Company also has various lease agreements for equipment and additional office space which expire through 2007. The following is a schedule of the future minimum lease payments under all noncancelable operating lease agreements:

          YEAR ENDING DECEMBER 31
          2003                                           $   1,111,688
          2004                                                  30,860
          2005                                                  25,916
          2006                                                   8,020
          2007                                                   2,704
                                                         -------------
          Total minimum lease payments                   $   1,179,188
                                                         =============

          Rent expense for the years ended December 31, 2000, 2001 and 2002, prior to any allocation of rent to capitalized film costs, was $1,224,079, $1,237,130, and $1,544,765, respectively.

          At December 31, 2002, the Company had outstanding employment agreements with various employees with initial terms ranging from one to two years. Under the terms of the agreements, the Company is obligated to pay the following amounts:

          YEAR ENDING DECEMBER 31
          2003                                           $     450,975
          2004                                                 187,979
                                                         -------------
                                                         $     638,954
                                                         =============

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

          For the years ended December 31, 2000, 2001, and 2002 the Company contributed $180,395, $155,020 and $165,863, respectively, to the plan on behalf of its employees.

8.        SIGNIFICANT CUSTOMERS AND PROPERTIES

          In 2000, the Company earned revenue from two significant customers of $31,420,000 (71%) and $11,110,000 (25%). In 2001, the Company earned revenue from three significant customers of $27,590,000 (62%), $8,190,000 (19%) and $3,820,000 (9%). In 2002, the Company earned revenue from two significant customers of $35,130,000 (81%) and $6,480,000 (15%).

          In 2000, the Company earned revenue from three significant properties of $15,750,000 (35%), $15,560,000 (35%), and $6,940,000 (16%). In 2001, the
Company earned revenue from four significant properties of $14,390,000 (33%), $13,190,000 (30%), $6,950,000 (16%) and $3,550,000 (8%). In 2002, the Company
earned revenue from three significant properties of $17,800,000 (41%), $17,300,000 (40%) and $6,480,000 (15%).

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

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

                                            Year ended December 31,
                                ---------------------------------------------
                                     2000            2001           2002
                                -------------   -------------   -------------
NET LOSS
      As reported               $  (2,585,897)  $  (5,876,699)  $  (2,110,749)
      Pro forma                 $  (2,805,502)  $  (6,345,587)  $  (2,508,749)
NET LOSS PER SHARE
      As reported               $       (0.30)  $       (0.69)  $       (0.25)
      Pro forma                 $       (0.33)  $       (0.74)  $       (0.29)

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

          The weighted average fair value of options granted during the year was $1.18, $0.77 and $0.21 for the years ended December 31, 2000, 2001 and 2002. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        Year ended December 31,
                                                                     ------------------------------
                                                                       2000       2001       2002
                                                                     --------   --------   --------
Dividend yield.................................................            --         --         --
Expected volatility............................................          96.1%     102.1%     162.6%
Risk-free interest rate........................................          6.52%      5.33%      4.99%
Expected term (years)..........................................             8          8          8

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

9.        STOCK OPTION PLAN (CONTINUED)

          A summary of stock option activity under the Plan is as follows:

                                                                                                  Weighted Average
                                                                                   Shares          Exercise Price
                                                                              ----------------    ----------------
Balance at December 31, 1999 (including 631,817 options exercisable at a
 weighted average exercise price of $1.53 per share).......................          1,192,500
Granted ...................................................................            630,000         $     1.367
Exercised .................................................................            (41,000)        $     1.529
Cancelled .................................................................           (256,250)        $     1.585
                                                                              ----------------
Balance at December 31, 2000 (including 936,450 options exercisable at a
 weighted average exercise price of $1.51 per share) ......................          1,525,250
                                                                              ================
Granted ...................................................................            255,000         $     0.877
Exercised .................................................................            (12,500)        $     0.750
Cancelled .................................................................           (520,750)        $     1.370
                                                                              ----------------
Balance at December 31, 2001 (including 810,669 options exercisable at a
 weighted average exercise price of $1.51 per share) ......................          1,247,000
                                                                              ================
Granted ...................................................................            150,000         $     0.240
Cancelled .................................................................            (28,000)        $     1.393
                                                                              ----------------
Balance at December 31, 2002 (including 1,082,665 options exercisable at
 a weighted average exercise price of $1.45 per share) ....................          1,369,000
                                                                              ================

          Exercise prices for options outstanding as of December 31, 2002, ranged from $0.20 to $2.94. The weighted-average remaining contractual life of these options is 7.6 years.

          As of December 31, 2001 and 2002, shares available under the 2000 Plan for future grants of options were 897,030 and 775,030, respectively.

10.       RELATED PARTY TRANSACTIONS

          A firm in which an outside director of the Company is a shareholder provides accounting and tax services to the Company and fees paid to that firm during 2001 and 2002 amounted to $6,750 and $5,000 respectively. A firm in which an outside director of the Company is the principal acts as a legal consultant to the Company and fees paid to that firm during 2000, 2001 and 2002 amounted to $140,706, $250,296 and $252,207, respectively.

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

                                 FILM ROMAN, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

12.       QUARTERLY INFORMATION (UNAUDITED)

                                                                                  2002
(In thousands, except per share and share data)                           THREE MONTHS ENDED
                                                     ------------------------------------------------------------
                                                       MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                     ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:

Revenue ..........................................   $     15,810    $     11,081    $      5,738    $     10,672
Expenses:
    Cost of revenue ..............................         15,794          10,499           5,851           9,714
    Selling, general and administrative expenses .            842             758             911           1,084
                                                     ------------    ------------    ------------    ------------
Operating loss ...................................           (826)           (176)         (1,024)           (126)
Interest income (expense), net ...................             10               6               3              22
                                                     ------------    ------------    ------------    ------------
Net loss .........................................   $       (816)   $       (170)   $     (1,021)   $       (104)
                                                     ============    ============    ============    ============
Net loss per common share basic and  diluted .....   $      (0.10)   $      (0.02)   $      (0.12)   $      (0.01)
                                                     ============    ============    ============    ============
Weighted average number of shares
outstanding basic and diluted ....................      8,577,690       8,577,690       8,577,690       8,577,690
                                                     ============    ============    ============    ============

                                                                                          2001
(in thousands, except per share and share data)                                    THREE MONTHS ENDED
                                                          --------------------------------------------------------------------
                                                             MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                                          --------------    --------------    --------------    --------------
STATEMENT OF OPERATIONS DATA:

Revenue ...............................................   $       19,199    $        9,401    $        3,715    $       11,773
Expenses:
    Cost of revenue ...................................           18,254             9,287             4,405            13,399
    Selling, general and administrative expenses ......              923             1,416             1,342               657
                                                          --------------    --------------    --------------    --------------
Operating loss ........................................               22            (1,302)           (2,032)           (2,283)
Interest income (expense), net ........................               40                 8                19                15
                                                          --------------    --------------    --------------    --------------
Income (Loss) before cumulative effect of change
 in accounting  principle .............................               62            (1,294)           (2,013)           (2,268)
Cumulative effect of a change in accounting principle .              364                --                --                --
                                                          --------------    --------------    --------------    --------------
Net loss ..............................................   $         (302)   $       (1,294)   $       (2,013)   $       (2,268)
                                                          ==============    ==============    ==============    ==============
Income (loss) before cumulative effect of a change in
 accounting principle per common share basic and
 diluted ..............................................   $         0.01    $        (0.15)   $        (0.23)   $        (0.26)
                                                          ==============    ==============    ==============    ==============
Net loss per common share basic and diluted ...........   $        (0.04)   $        (0.15)   $        (0.23)   $        (0.26)
                                                          ==============    ==============    ==============    ==============
Weighted average number of shares
 outstanding basic and diluted ........................        8,565,190         8,565,465         8,577,690         8,577,690
                                                          ==============    ==============    ==============    ==============