Form 10-Q
period 2003-03-31
FILM ROMAN INC
filed 2003-05-15
CIK 1013236

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003, 8,577,690 shares of common stock, par value $.01 per share, were issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FILM ROMAN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2003 (Note 1)
		(unaudited)
ASSETS
Cash and cash equivalents	$1,277,958	$574,132
Accounts receivable	114,772	250,364
Film costs, net of accumulated amortization of $39,927,593 (2002) and $10,488,118 (2003)	18,141,712	13,226,642
Property and equipment, net of accumulated depreciation and amortization of $3,097,691 (2002) and $3,172,691 (2003) .	246,579	200,060
Deposits and other assets	293,119	303,864

Total Assets	$20,074,140	$14,555,062

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$1,842,904	$704,158
Accrued expenses	2,098,354	1,508,062
Deferred revenue	22,026,710	17,898,220

Total liabilities	25,967,968	20,110,440
Commitments and Contingencies	—	—
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 8,577,690 shares issued and outstanding in 2002 and 2003	85,777	85,777
Additional paid-in capital	36,379,615	36,379,615
Accumulated deficit	(42,359,220)	(42,020,770)

Total stockholders’ deficiency	(5,893,828)	(5,555,378)

Total liabilities and stockholders’ deficiency	$20,074,140	$14,555,062

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2002	2003
Revenue	$15,809,791	$11,684,831
Cost of revenue	15,794,394	10,606,844
Selling, general and administrative expenses	841,948	742,201

Operating income (loss)	(826,551)	335,786
Interest income	10,284	2,664

Income (loss) before provision for income taxes	(816,267)	338,450
Provision for income taxes	—	—

Net income (loss)	$(816,267)	$338,450

Net income (loss), per common share basic & diluted	$(0.10)	$0.04

Weighted average number of shares outstanding basic and diluted	8,577,690	8,577,690

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2002	2003
Operating activities:
Net income (loss)	$(816,267)	$338,450
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	95,000	75,000
Amortization of film costs	15,794,394	10,606,844

Changes in operating assets and liabilities:
Accounts receivable	(115,513)	(135,592)
Film costs	(9,010,176)	(5,691,774)
Deposits and other assets	(12,474)	(10,745)
Accounts payable	(583,013)	(1,138,746)
Accrued expenses	(416,980)	(590,292)
Deferred revenue	(5,903,141)	(4,128,490)

Net cash used in operating activities	(968,170)	(675,345)

Investing activities:
Additions to property and equipment	(5,259)	(28,481)

Net cash used in investing activities	(5,259)	(28,481)

Financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash	(973,429)	(703,826)

Cash and cash equivalents at beginning of period	2,776,757	1,277,958

Cash and cash equivalents at end of period	$1,803,328	$574,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

See accompanying notes

FILM ROMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)—Basis of Presentation

Film Roman, Inc., a Delaware corporation (the “Company”), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals considered necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations for the three months ended March 31, 2002 and 2003 and the cash flows for the three months ended March 31, 2002 and 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results, which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”) filed with the Securities and Exchange Commission.

(2)—Net Income (Loss) per Common Share

For the three months ended March 31, 2002 and 2003, the per share data is based on the weighted average number of common shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options, are not included in the calculation because they are antidilutive.

(3)—Film Costs

The components of unamortized film costs consist of the following:

	December 31 2002	March 31 2003
		(unaudited)
Film productions in process	$18,003,446	$13,090,597
Film productions in development	138,266	136,045

	$18,141,712	$13,226,642

(4) —Stock Option Employee Compensation

As allowed under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “and related interpretations to account for our employee stock-based compensation plans and, accordingly, do not recognize compensation expense. Furthermore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, requires that companies provide disclosure regarding the pro forma impact of the provisions of SFAS No. 123 in interim financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123 to stock-based employee compensation.

	Three Months ended March 31
	2002	2003
	(In thousands, except income/(loss) per share)
Net Income/(loss), as reported	$(816)	$338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102)	(18)

Pro forma net income/(loss)	$(918)	$320

Income/(loss), per share:
Basic and diluted—as reported	$(0.10)	$0.04
Basic and diluted—pro forma	$(0.11)	$0.04

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “should,” “may” and “projects” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company; the Company’s future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2003-2004 television season); plans to enter into new business areas beyond the Company’s core business of animation television production; the Company’s objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Film Roman, Inc. (“Film Roman” or the “Company”) develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The Company was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman has produced and is producing some of the world’s best known animated series, including The Simpsons, King of the Hill, X-Men, The Mask, Bobby’s World, The Twisted Tales of Felix the Cat and Garfield & Friends. Over the years, the Company has primarily produced animation for television, both on a fee-for-services and a proprietary basis. While the Company is currently aggressively pursuing both of theses areas, the Company is also continuing to explore ways to expand its production capabilities in animation beyond television, direct-to-video, commercials, and the Internet. As the Company moves into these other areas, it is also responding to the changes that are taking place in the media and entertainment areas.

Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company’s revenues. Fees paid to the Company for these production services generally range from $300,000 to $650,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and licensing and merchandising rights). The Company currently produces only proprietary programming that has sufficient distribution licensing income to cover the projected production costs. Currently, the Company seeks to cover all of its production costs prior to production of its proprietary programs by licencing the rights to those productions. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenue from proprietary programming has not been material over the last several years.

The Company produces a limited number of animated television series in any year and is substantially dependent on revenues from licensing these programs to broadcasters and from fees from producing programs for third parties. The Company’s future performance will be affected by issues facing all producers of animated programming, including risks related to the limited number of time slots allocated to children’s and/or animated television programming, the intense competition for those time slots, the limited access to distribution channels (particularly for programs produced by independent studios), the declining license fees paid to producers of programming by broadcasters and the regulations implemented by the Federal Communications Commission (“FCC”) governing program content. The Company seeks to limit its financial risk associated with its proprietary programming by obtaining commitments from third parties prior to production to cover all of its direct production costs.

The Company is also continuing expansion of its production capabilities beyond “free” television, cable, direct-to-video, commercials, computer graphics and the Internet. The Company’s future performance will be affected by unpredictable and changing factors that influence the success of an individual television program or direct-to-video release such as personal taste of the public and critics as well as public awareness of a production and the successful distribution of a production. Although the Company intends to attempt to limit the risks involved with television film and direct-to-video production, the Company will likely be unable to limit all financial risk, and the level of marketing, promotional and distribution activities and expenses necessary for such production cannot be predicted with certainty.

The Company’s 2003 Production Schedule

The Company is currently scheduled to produce the following programming for the 2003-2004 broadcast season:

The Simpsons.    The Company is producing 22 new episodes of The Simpsons for exhibition over the Fox Broadcasting Network. Entering its fifteenth season and still the longest-running prime time animated series in television history, The Simpsons has been honored with a number of awards, including a Peabody Award, Emmy Awards, Annie Awards, Genesis Awards, International Monitor Awards and Environmental Media Awards, among numerous other honors. The Simpsons has transformed the way the television industry and audiences perceive animation and comedy series in general.

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

X-Men.    The Company is currently producing 9 episodes of X-Men, which airs Saturday mornings on the WB Network.

Tripping the Rift.    The Company has begun to fulfill an order from the Sci-Fi Channel for 13 episodes of Tripping the Rift, which will be produced through a Canadian Company, CineGroupe.

Free for All.    The Company is currently producing 7 episodes of Free for All for Showtime.

Projects in Development.    The Company is currently developing McShegney, Princesa and Jr. High Tech along with updating C-Bear and Jamal.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total revenue decreased by 26%, or $4.1 million, to $11.7 million for the quarter ended March 31, 2003, from $15.8 million for the quarter ended March 31, 2002. Total revenue decreased because fewer fee-for services episodes were delivered in 2003.

The Company delivered 18 fee-for-services episodes during the quarter ended March 31, 2003 compared to 24 episodes in the comparable period in 2002. Fee-for-services revenue decreased 27%, or $4.2 million, to $11.5 million for the quarter ended March 31, 2003, from $15.7 million in the comparable period in 2002 due to a decrease in episodes delivered.

Other revenue increased to $0.2 million for the quarter ended March 31, 2003 compared to $0.1 million for the quarter ended March 31, 2002. The increase is primarily due to the higher revenue recognition in commercials, rebillables and visual effects department.

Total cost of revenue decreased by 33%, or $5.2 million, to $10.6 million for the quarter ended March 31, 2003, from $15.8 million for the quarter ended March 31, 2002. Total cost of revenue as a percentage of sales decreased 9% to 91% for the quarter ended March 31, 2003, from 100% in the comparable period in 2002 due to higher fee-for-services margins. The Company has implemented economies and efficiencies in operations, overhead and production that has substantially increased gross margins.

Total selling, general and administrative expenses for the quarter ended March 31, 2003 decreased by $0.1 million to $0.7 million from $0.8 million for the comparable period in 2002, due primarily to lower general and development administrative costs.

Operating income was $0.3 million for the quarter ended March 31, 2003, as compared to a loss of $0.8 million for the quarter ended March 31, 2002.

Critical Accounting Policies

Revenue and Cost Recognition.    The Company recognizes revenue based on Statement of Position 00-2 “Accounting by Producers and Distributors of Films” (“SOP 00-2”).

Revenue earned from fee-for-service productions is the principal source of revenue earned by the Company. During 2002 and 2003, such revenues accounted for more than 90% of the Company’s total revenues. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

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

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and short-term investments of approximately $0.6 million compared to $1.3 million at December 31, 2002. The Company’s cash and short-term investment balances have continued to decline and the Company would expect cash balances to decline further during fiscal 2003.

The Company will need to secure additional equity or debt financing during fiscal 2003 in order to fund its operations and/or fulfill its growth strategies. However, operating losses, the Company’s declining cash balances, trends in the entertainment industry adversely affecting independent production companies similar to the Company and the Company’s historical stock performance may make it difficult for the Company to attract equity investments on terms that are deemed to be favorable to the Company. In addition, the Company’s losses may make it more difficult for the Company to attract debt financing. As a consequence, there can be no assurance that the Company will be successful in arranging for additional equity or debt financing at levels sufficient to meet its planned needs. The failure to obtain such financing could have an adverse effect on the implementation of the Company’s growth strategies and its ability to continue its operation.

The Company has taken a substantial number of actions in order to implement significant cost reductions, including reducing expenditures for development projects and in its corporate infrastructure. These cost reductions could adversely impact the Company’s ability to implement its business plans resulting in a possible adverse impact on its future operations. Management can not state for certain that its existing cash balances and cash equivalents, combined with anticipated cash flows will be sufficient to meet its cash requirements through at least the next 12 months, all of the above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

For the three months ended March 31, 2003, net cash used in operating activities was approximately $0.7 million, principally due to cash used in connection with film production activities. Cash used in investing activities for the three months ended March 31, 2003 was $28,481 due to additions to property and equipment. No cash was generated by financing activities for the three months ended March 31, 2003.

Cash collected in advance of revenue recognition is recorded as deferred revenue. As of March 31, 2003, the Company had a balance in its deferred revenue account of $17.9 million.

The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

	2003	2004	2005	2006	2007
Operating Lease Agreements	$699,335	$30,860	$25,916	8,020	$2,704
Employment Agreements	$309,139	$187,979	$—	—	—

Risk Factors

The Company’s business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance that It Will Be Able to Execute on Its Business Strategy.    The Company has accumulated losses of approximately $42.0 million through March 31, 2003. Because substantial portions of the Company’s expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon Company’s ability to generate and sustain substantially higher revenues. Although the Company’s revenues are relatively predicable and its strategy is to increase revenues and gross margin, it cannot be assured that the Company will be able to do so and consequently the Company is very likely to experience additional losses and a further decline in its cash balances in 2003.

Dependence on a Limited Number of Television Programs.    The Company’s revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-Men accounted for approximately 40%, 41% and 15% respectively, of the Company’s total revenue for the year ended December 31, 2002. King of the Hill, The Simpsons and X-Men accounted for approximately 40%, 52% and 6% respectively, of the Company’s total revenue for the three months ended March 31, 2003. Film Roman cannot assure that broadcasters will continue to broadcast the Company’s proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

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

Declining Value of License Fee Agreements and Increasing Control of Proprietary Rights by Broadcasters.    Competition created by the emergence of new broadcasters (such as UPN, WB, Nickelodeon and the USA Network) has provided television audiences with more choices, thereby, generally reducing the number of viewers watching any one program. As a result, the market share of, and license fees paid by, FOX, CBS, NBC and ABC may continue to decrease and make it difficult for Film Roman to finance certain proprietary programs.

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

Revenues and Costs Recognized in Certain Periods May Be Overstated or Understated Due to the Application of Entertainment Accounting Policies.    In 2001, Film Roman adopted SOP 00-2 regarding revenue recognition and amortization of production costs. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or fair value. For proprietary programs, Film Roman amortizes its estimated total production costs for an individual program or film in the proportion that revenue realized relates to management’s estimate of the total revenue expected to be received from such program or film. As a result, if revenue or cost estimates change with respect to a program or film, the Company may be required to write-down all or a portion of its unamortized costs for the program or film. The Company cannot make assurances that these write-downs will not have a significant impact on its results of operations and financial condition.

Competition.    The creation, development, production and distribution of television programming, together with the exploitation of the proprietary rights related to such programming, is a highly competitive business. Film Roman competes with producers, distributors, licensors and merchandisers, many of who are larger and have greater financial resources than does the Company. Although the number of outlets available to producers of animated programming has increased with the emergence of new broadcasters, the number of time slots available to independent producers of children’s and animated programming remains limited. Moreover, because license fees in the United States have dropped substantially recently, companies that do not rely on U.S. broadcast license fees to finance the production of animation programming, particularly international animation companies that receive governmental subsidies, have achieved a competitive advantage. These companies now serve as an additional source of competition for the limited slots available to independent animation companies. As a result of these factors, the Company cannot make assurances that it will be able to remain competitive.

Overseas Subcontractors.    Like other producers of animated programming, Film Roman subcontracts some of the less creative and more labor-intensive components of its production process to animation studios located in low-cost labor countries, primarily in the Far East. As the number of animated feature films and animated television programs increases, the demand for the services of overseas studios has increased substantially. This increased demand may lead overseas studios to raise their fees, which may result in increased production costs, or an inability to contract with the Company’s preferred overseas studios. Further, political considerations, such as acts of war or terrorism, may affect the Company’s ability to obtain services from Far East countries.

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

Potential Union Activity.    There have been and may be efforts by the International Alliance of Theatrical Stage Employees (“I.A.T.S.E.”) Local Union 839 (Animation Guild) to collect enough signatures from employees to have an election for representation of the Company’s production employees. Union representation of the production employees could have an adverse effect on the Company.

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

The Company has low exposure to interest rate risk. The Company currently does not have any debt (fixed or floating rate) other than trade liabilities and invests its cash assets in debt instruments with maturities of less than 90 days. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company’s future interest income. For the three months ended March 31, 2003, the Company earned interest income of $2,664.

The Company is not exposed to significant foreign exchange rate risk. All of the Company’s contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company’s yearly revenue.

Item 4.    Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO/CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO/CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Item 5.    Subsequent Event

On May 12, 2003, the Company entered into a letter of understanding with IDT Corporation to make an equity investment in the Company, subject to execution of the definitive agreement.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

The Exhibit, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

(b)  Reports on Form 8-K

On February 7, 2003, it was announced that due to other commitments, Mike Medavoy and Daniel Villaneuva, effective as of February 5, 2003, and Steve Tisch, effective as of February 6, 2003, have each resigned as directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/ JOHN W. HYDE
John W. Hyde
Title: Chief Executive Officer,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002