Form 10-Q
period 2003-06-30
FILM ROMAN INC
filed 2003-08-14
CIK 1013236

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

         As of July 30, 2003, 19,031,847 shares of common stock, par value $.01 per share, were issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FILM ROMAN, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2002	June 30, 2003 (Note1)
		(unaudited)
ASSETS
Cash and cash equivalents	$1,277,958	$1,240,189
Accounts receivable	114,772	249,132
Film costs, net of accumulated amortization of $39,927,593 (2002) and $18,045,512 (2003)	18,141,712	14,561,987
Property and equipment, net of accumulated depreciation and amortization of $3,097,691 (2002) and $3,217,691 (2003)	246,579	176,266
Deposits and other assets	293,119	401,108

Total Assets	$20,074,140	$16,628,682

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$1,842,904	$955,574
Accrued expenses	2,098,354	1,958,060
Deferred revenue	22,026,710	18,108,157
Convertible debt	—	59,126

Total liabilities	25,967,968	21,080,917
Commitments and contingencies	—	—
Stockholders’ deficiency:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common Stock, $.01 par value, 40,000,000 shares authorized, 8,577,690 shares issued and outstanding in 2002 and 19,031,847 shares issued and outstanding in 2003 8 and outstanding in 2001	85,777	190,318
Additional paid-in capital	36,379,615	37,182,548
Accumulated deficit	(42,359,220)	(41,825,101)

Total stockholders’ deficiency	(5,893,828)	(4,452,235)

Total liabilities and stockholders’ deficiency	$20,074,140	$16,628,682

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003
Revenue	$11,080,891	$8,542,086	$26,890,682	$20,226,917
Cost of revenue	10,498,670	7,692,640	26,293,064	18,299,484
Selling, general and administrative expenses	757,920	478,804	1,599,868	1,221,005

Operating income (loss)	(175,699)	370,642	(1,002,250)	706,428
Interest income	5,943	27	16,227	2,691

Income (loss) before provision for income taxes	(169,756)	370,669	(986,023)	709,119
Provision for income taxes	—	175,000	—	175,000

Net income (loss)	$(169,756)	$195,669	$(986,023)	$534,119

Net Income (loss) per common share:
Basic and Diluted	$(0.02)	$0.01	$(0.11)	$0.05

Weighted average number of shares outstanding:
Basic	8,577,690	13,172,924	8,577,690	10,888,001

Diluted	8,577,690	13,461,695	8,577,690	11,033,184

See accompanying notes

FILM ROMAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2002	2003
Operating activities:
Net income (loss)	$(986,023)	$534,119
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	190,000	120,000
Amortization of film costs	26,293,064	18,299,484
Changes in operating assets and liabilities:
Accounts receivable	70,705	(134,360)
Film costs	(17,388,689)	(14,719,759)
Deposits and other assets	1,360	(107,989)
Accounts payable	(694,572)	(887,330)
Accrued expenses	(132,438)	(140,294)
Deferred revenue	(8,882,778)	(3,918,553)

Net cash used in operating activities	(1,529,371)	(954,682)
Investing activities:
Additions to property and equipment	(21,629)	(49,687)

Net cash used in investing activities	(21,629)	(49,687)
Financing activities:
Net proceeds from issuance of common stock	—	907,474
Net proceeds from borrowings on convertible debt	—	59,126

Net cash provided by financing activities	—	966,600
Net decrease in cash	(1,551,000)	(37,769)

Cash and cash equivalents at beginning of period	2,776,757	1,277,958

Cash and cash equivalents at end of period	$1,225,757	$1,240,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,600	$5,600

See accompanying notes

FILM ROMAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) - Basis of Presentation

             Film Roman, Inc., a Delaware corporation (the “Company”), currently conducts all of its operations through its wholly owned subsidiaries, Film Roman, Inc., a California corporation; Namor Productions, Inc., a California corporation; Chalk Line Productions, Inc., a California corporation; Diversion Entertainment, Inc., a Delaware corporation and Level 13 Entertainment, Inc., a Delaware corporation, and Special Project Films, Inc., a Delaware corporation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals considered necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2002 and 2003 and the cash flows for the six months ended June 30, 2002 and 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results, which may be realized for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Form 10-K”) filed with the Securities and Exchange Commission.

(2) - Earnings Per Share

             Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of potential stock options exercises and convertible debt, calculated using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30, 2003	Six months ended June 30, 2003
Numerator:
Net Income	$195,669	$534,119

Numerator for basic and diluted earnings per share	$195,669	$534,119
Denominator:
Denominator for basic earnings per share – weighted-average shares	13,172,924	10,888,001
Effect of dilutive securities:
Convertible debt	288,771	145,183

Dilutive potential common shares	288,771	145,183

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	13,461,695	11,033,184

(2) - Earnings Per Share (continued)

             Options to purchase 1,466,500 shares of common stock at exercise prices ranging from $0.20 - $2.94 per share were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For additional disclosure regarding the convertible debt, see Note 4.

(3) - Film Costs

             The components of unamortized film costs consist of the following:

	December 31 2002	June 30 2003
		(unaudited)
Film productions in process	$18,003,446	$14,425,073
Film productions in development	138,266	136,913

	$18,141,712	$14,561,986

(4) – Common Stock and Convertible Debt

             On May 30, 2003, the Company filed a report on Form 8-K announcing that it had completed a stock purchase transaction with Digital Production Solutions, Inc. (“DPS”), whereby DPS acquired a controlling interest in the Company through the issuance of 10,454,157 shares of the Common Stock of the Company pursuant to a stock purchase agreement dated May 22, 2003 (the “Stock Purchase Agreement”) as set forth in Exhibit 2.1 hereto. In addition, DPS agreed to lend the Company up to $2,059,125.87 pursuant to a certain loan agreement (the “Loan Agreement”) and convertible note (the “Convertible Note”) of even date therewith as set forth in Exhibits 10.1 and 10.2, respectively. DPS is the animation production unit of IDT Media, Inc. IDT Media is a subsidiary of IDT Corporation.

             Under the terms of the loan agreement and convertible note, any outstanding principal amount will accrue interest at the prime rate plus 2.0%. The prime rate as of June 30, 2003 was 4.0%. Any unpaid principal and interest are due and payable no later than May 22, 2008. The lender, in its sole discretion, may convert any unpaid principal and interest under the note agreement into fully paid and nonassessable shares of the Company’s common stock. The number of common shares the note can be converted into is determined by the amount of the unpaid principal and interest at the time of conversion divided by the “Conversion Price.” The Conversion Price, per the terms of the note agreement, is $0.09. The Conversion Price may be adjusted based upon future events. The Company borrowed $59,126 in connection with the execution of the loan agreement and convertible note.

(5) – Stock Option Employee Compensation

             As allowed under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “and related interpretations to account for our employee stock-based compensation plans and, accordingly, does not recognize compensation expense. Furthermore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	(In thousands, except income/(loss) per share)
	Three Months ended June 30

	2002	2003

Net Income/(loss), as reported	$(170)	$196
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(15)

Pro forma net income/(loss)	$275)	$180

Income/(loss), per share as reported:
Basic and diluted	$(0.02)	$0.01
Income/(loss), per share pro forma:
Basic and diluted	$(0.03)	$0.01

	(In thousands, except income/(loss) per share)
	Six Months ended June 30

	2002	2003

Net Income/(loss), as reported	$(986)	$534
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(210)	(36)

Pro forma net income/(loss)	$(1,196)	$498

Income/(loss), per share as reported:
Basic and diluted	$(0.11)	$0.05
Income/(loss), per share pro forma:
Basic and diluted	$(0.14)	$0.05

(6) – Provision for Income Taxes

             The Company recorded a provision for income taxes in the amount of $175,000 for the three months ended June 30, 2003. The provision was recorded based on the fact that the Company expects to have taxable income for the twelve months ended December 31, 2003. Although the Company has significant net operating loss carryforwards, the Company has substantial limitations imposed on the utilization of these NOLs as a result of the stock purchase transaction with DPS (see footnote 4). This transaction caused the Company to have a change in ownership as defined in IRC Sec. 382. This section serves to limit the utilization of net operating loss carryforwards when an ownership change has occurred. Accordingly, a tax provision has been recorded on the expected taxable income of the Company after the appropriate limitations have been placed on its net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

              This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “should,” “may” and “projects” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements relate to, among other things, trends affecting the financial condition or results of operations of the Company; the Company’s future production and delivery schedule (including the number of episodes of programming to be produced and delivered during the 2003-2004 television season); plans to enter into new business areas beyond the Company’s core business of animation television production; the Company’s objectives, planned or expected activities and anticipated financial performance and liquidity. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties, including without limitation, those described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002. Actual results could differ from these forward-looking statements. The Company does not make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

              Production work on a fee-for-services basis has historically accounted for the largest and most reliable portion of the Company’s revenues. Fees paid to the Company for these production services generally range from $300,000 to $650,000 per episode and typically cover all direct production costs plus a profit margin. The Company also produces programming for which it controls some of the proprietary rights (including, for example, international distribution and licensing and merchandising rights). The Company currently produces only proprietary programming that has sufficient distribution licensing income to cover the projected production costs. Currently, the Company seeks to cover all of its production costs prior to production of its proprietary programs by licensing the rights to those productions. As a result, the Company may recognize revenue associated with its proprietary programming over a period of years. Revenue from proprietary programming has not been material over the last several years.

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

Projects in Development. The Company is currently developing McShegney, Princesa and Jr. High Tech along with updating C-Bear and Jamal.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

              Total revenue decreased by 23%, or $2.6 million, to $8.5 million for the quarter ended June 30, 2003, from $11.1 million for the quarter ended June 30, 2002. Starting in 2003, the Company had a new arrangement whereas Fox Broadcasting Network paid certain overseas production expenses directly. This new arrangement caused revenue to decrease along with fewer episodes being delivered in 2003.

              The Company delivered 12 fee-for-services episodes during the quarter ended June 30, 2003 compared to 14 episodes in the comparable period in 2002. Fee-for-services revenue decreased 23%, or $2.4 million, to $8.1 million for the quarter ended June 30, 2003, from $10.5 million in the comparable period in 2002 due to a decrease in episodes delivered.

              Other revenue decreased to $0.5 million for the quarter ended June 30, 2003 compared to $0.6 million for the quarter ended June 30, 2002. The increase is primarily due to the higher revenue recognition in commercials department.

              Total cost of revenue decreased by 27%, or $2.8 million, to $7.7 million for the quarter ended June 30, 2003, from $10.5 million for the quarter ended June 30, 2002. Total cost of revenue as a percentage of sales decreased 5% to 90% for the quarter ended June 30, 2003, from 95% in the comparable period in 2002 due to higher fee-for-services margins. The Company has implemented economies and efficiencies in operations, overhead and production that have substantially increased gross margins.

              Total selling, general and administrative expenses for the quarter ended June 30, 2003 decreased by $0.3 million to $0.5 million from $0.8 million for the comparable period in 2002, due primarily to lower general and development costs.

              Operating income was $0.3 million for the quarter ended June 30, 2003, as compared to a loss of $0.2 million for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

              Total revenue decreased by 25%, or $6.7 million, to $20.2 million for the six months ended June 30, 2003, from $26.9 million for the six months ended June 30, 2002. Total revenue decreased because fewer fee-for services episodes were delivered in 2003.

              The Company delivered 30 fee-for-services episodes during the six months ended June 30, 2003 compared to 38 episodes in the comparable period in 2002. Fee-for-services revenue decreased 26%, or $6.7 million, to $19.5 million for the six months ended June 30, 2003, from $26.2 million in the comparable period in 2002 due to a decrease in episodes delivered.

              Other revenue remained constant at $0.7 million for the six months ended June 30, 2003 and June 30, 2002.

              Total cost of revenue decreased by 30%, or $8.0 million, to $18.3 million for the six months ended June 30, 2003, from $26.3 million for the six months ended June 30, 2002. Total cost of revenue as a percentage of sales decreased 7% to 91% for the six months ended June 30, 2003, from 98% in the comparable period in 2002 due to higher fee-for-services margins. The Company has implemented economies and efficiencies in operations, overhead and production that have substantially increased gross margins.

              Total selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $0.3 million to $1.3 million from $1.6 million for the comparable period in 2002, due primarily to lower general and development costs.

              Operating income was $0.7 million for the six months ended June 30, 2003, as compared to a loss of $1.0 million for the six months ended June 30, 2002.

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

Liquidity and Capital Resources

              At June 30, 2003, the Company had cash and short-term investments of approximately $1.2 million compared to $1.3 million at December 31, 2002. The Company’s cash and short-term investment balances had continued to decline until the Company secured equity financing on May 22, 2003 with Digital Production Solutions, Inc. (“DPS”). Additionally, along with the $59,126 that the Company has already borrowed, DPS has made available to the Company an additional $2,000,000 pursuant to a Loan Agreement and Convertible Note. The Company expects that with the completion of the Stock Purchase Agreement with DPS, the Company’s cash balances and anticipated cash flow from operations will be sufficient to fund the Company’s operating requirements for at least the next year.

              For the six months ended June 30, 2003, net cash used in operating activities was approximately $1.0 million, principally due to cash used in connection with film production activities. Cash used in investing activities for the six months ended June 30, 2003 was $49,687 due to additions to property and equipment. Cash generated by financing activities for the six months ended June 30, 2003 was $1.0 million due primarily to net proceeds received in connection with the issuance of common stock to DPS.

              Cash collected in advance of revenue recognition is recorded as deferred revenue. As of June 30, 2003, the Company had a balance in its deferred revenue account of $18.1 million.

              The following table summarizes the contractual obligations and commitments the Company has over the next 5 years:

	2003	2004	2005	2006	2007
Operating Lease Agreements	$491,190	$952,319	$973,702	$979,734	$995,962
Employment Agreements	$212,500	$187,979	$—	—	—

Risk Factors

              The Company’s business is subject to numerous risk factors, not all of which can be known or anticipated and any one of which could adversely impact the Company or its financial condition. Some of those risk factors are as follows:

              Company Has a History of Losses and Declining Cash Balances and There Can Be No Assurance that It Will Be Able to Execute on Its Business Strategy.   The Company has accumulated losses of approximately $41.8 million through June 30, 2003. Because substantial portions of the Company’s expenses are fixed and its gross margin is relatively low, achieving profitability and positive cash flows depends upon Company’s ability to generate and sustain substantially higher revenues. Although the Company’s revenues are relatively predicable and its strategy is to increase revenues and gross margin, it cannot be assured that the Company will be able to do so and consequently the Company is very likely to experience additional losses and a further decline in its cash balances in 2003.

              Dependence on a Limited Number of Television Programs.   The Company’s revenue has historically come from the production of a relatively small number of animated television programs. King of the Hill, The Simpsons and X-Men accounted for approximately 40%, 41% and 15% respectively, of the Company’s total revenue for the year ended December 31, 2002. King of the Hill, The Simpsons and X-Men accounted for approximately 42%, 51% and 3% respectively, of the Company’s total revenue for the six months ended June 30, 2003. Film Roman cannot assure that broadcasters will continue to broadcast the Company’s proprietary or fee-for-services programs or that Film Roman will continue to be engaged to produce such programs.

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

              The Company has low exposure to interest rate risk. The Company currently borrowed $59,126 in connection with the execution of the loan agreement and convertible note. Thus, a decrease (or increase) in future interest rates will directly and proportionately decrease (or increase, respectively) the Company’s future interest income. For the six months ended June 30, 2003, the Company earned interest income of $2,691.

              The Company is not exposed to significant foreign exchange rate risk. All of the Company’s contracts with foreign subcontractors are dollar-denominated. The Company makes limited international sales in foreign currencies, the aggregate of which the Company estimates to be less than one percent of the Company’s yearly revenue.

Item 4. Controls and Procedures

              As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO/CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO/CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

             On May 22, 2003, the Company issued 10,454,157 shares of Common Stock of the Company to Digital Production Solutions, Inc. (“DPS”) for an aggregate purchase price of $940,874.13 pursuant to that certain Stock Purchase Agreement between the Company and DPS dated May 22, 2003 (the “Stock Purchase Agreement”). On the same date, DPS agreed to lend the Company up to $2,059,125.87 pursuant to a certain loan agreement (the Loan Agreement) between the Company and DPS and a convertible note (the Convertible Note) made by the Company in favor of DPS. DPS is the animation production unit of IDT Media, Inc. IDT Media, Inc. is a subsidiary of IDT Corporation.

             Under the terms of the Loan Agreement and Convertible Note, any outstanding principle amount will accrue interest at the prime rate plus 2.0%. The prime rate as of June 30, 2003 was 4.0%. Any unpaid principle and interest are due and payable no later than May 22, 2008. DPS, in its sole discretion, may convert any unpaid principle and interest under the Convertible Note into fully paid and nonassessable shares of the Company’s common stock. The number of shares of common stock into which the note can be converted is determined by dividing the amount of the unpaid principle and interest at the time of conversion by the Conversion Price. The Conversion Price, per the terms of the Convertible Note, is $0.09. The Conversion Price may be adjusted based upon future events. The Company borrowed $59,126 in connection with the execution of the Loan Agreement and Convertible Note.

             DPS, a subsidiary of IDT Media, Inc., Is principally engaged in the production of film and broadcast quality 3-D animation. In connection with the transaction, the bylaws of the Company, which provided that directors could be removed with cause, were amended to provide for the removal of directors with or without cause. The Second Amended and Restated Bylaws of the Company are set forth in Exhibit 3 hereto.

             The Company issued the securities to DPS in reliance upon private placement exemptions, including, but not limited to, Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, which reliance was based in part upon the following: (i) the securities were acquired for the account of DPS and not for sale in connection with any distribution thereof in violation of applicable securities laws; (ii) DPS, sole purchaser of the securities, was an accredited investor and/or had the knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the investment at that time the investment was made; (iii) all applicable information access and delivery requirements were met; and (iv) the offer and the sale of the securities were not made using any general solicitation or general advertising.

Item 4. Submission of Matters to a Vote of Security Holders

              On May 21, 2003, the Board of Directors of the Company approved and declared advisable, subject to stockholder approval, the amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of shares of Common Stock the Company is authorized to issue from 40,000,000 to 60,000,000 and the total number of shares the Company is authorized to issue from 50,000,000 to 70,000,000.

              On July 10, 2003, DPS, the Company’s majority stockholder, provided the Company with its written consent to approve the amendment to the Certificate of Incorporation. Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated thereunder, the amendment cannot take effect until at least 20 calendar days after the date on which a definitive information statement regarding such action has been sent to every stockholder entitled to consent to the amendment and from whom consent was not solicited. In an effort to effect this action, the Company filed its required preliminary information statement on Schedule 14C with the Securities and Exchange Commission (“SEC”) on July 23, 2003. Subsequently, the Company determined to delay indefinitely filing with the SEC and mailing to stockholders the definitive information statement. Therefore, the Company’s Certificate of Incorporation has not been amended as proposed above, and the number of shares of Common Stock the Company is authorized to issue will remain 40,000,000 and the total number of shares the Company is authorized to issue will remain 50,000,000 until twenty calendar days following the date on which the definitive information statement is filed with the SEC and mailed to stockholders of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
The Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto.

     (b)  Reports on Form 8-K
(1) On May 15, 2003, the Company filed a current report on Form 8-K announcing that it had entered into a letter of agreement with IDT Corporation (“IDT”) pursuant to which an equity investment would be made in the Company, subject to execution of the definitive agreement.

(2) On May 30, 2003, the Company filed a current report on Form 8-K announcing that it had completed a change of control stock purchase transaction with Digital Production Solutions, Inc. (“DPS”), whereby DPS acquired a controlling interest in the Company through the issuance of 10,454,157 shares of the Common Stock of the Company pursuant to a stock purchase agreement dated May 22, 2003 (the “Stock Purchase Agreement”). In addition, DPS agreed to lend the Company up to $2,059,125.87 pursuant to a certain loan agreement (the “Loan Agreement”) and convertible note (the “Convertible Note”) of even date therewith. DPS is the animation production unit of IDT Media, Inc. IDT Media, Inc. is a subsidiary of IDT Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003

FILM ROMAN, INC.

By:	/s/ JOHN W. HYDE

John W. Hyde
President and Chief Executive Officer

By:	/s/ JOAN THOMPSON

Joan Thompson
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1#	Stock Purchase Agreement dated as of May 22, 2003 by and between Digital Production Solutions, Inc. and Film Roman, Inc.

3	Second Amended and Restated Bylaws of the Company

10.1#	Loan Agreement dated as of May 22, 2003 by and between Digital Production Solutions, Inc. and Film Roman, Inc.

10.2#	Convertible Note dated as of May 22, 2003 by and between Digital Production Solutions, Inc. and Film Roman, Inc.

31	Certifications

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Incorporated by reference to a similarly numbered exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 30, 2003.